Form 10-Q
period 2021-09-30
Enphys Acquisition Corp.
filed 2021-11-19
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

ENPHYS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40879	87-2010879
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

216 East 45th Street 13th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 854-6565

 Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and a fraction of one redeemable warrant	NFYS.U	New York Stock Exchange
Class A ordinary shares included as part of the units	NFYS	New York Stock Exchange
Redeemable warrants included as part of the units	NFYS.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒          No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☒          No  ☐

As of November 19, 2021, no Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2021
(unaudited)
ASSETS
Current assets:
Cash	$633
Deferred offering costs	610,851
Total Current Assets	611,484
Total Assets	$611,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$11,043
Accrued offering costs	395,859
Note payable - Sponsor	195,625
Total Current Liabilities	602,527

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized;none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)(2)	863
Additional paid-in capital	24,137
Accumulated deficit	(16,043)
Total Shareholders’ Equity	8,957
Total Liabilities and Shareholders’ Equity	$611,484

(1)	Includes an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Share amounts for the period ended September 30, 2021 have been retroactively restated to account for the share split as discussed in Note 5.

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period from March 3, 2021 (Inception) Through September 30, 2021
	(unaudited)	(unaudited)
Formation and operating costs	$5,000	$16,043
Net loss	$(5,000)	$(16,043)

Weighted average shares outstanding, basic and diluted(1)(2)	7,500,000	7,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

(1)	Excludes an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Share amounts for the period ended September 30, 2021 have been retroactively restated to account for the share split as discussed in Note 5.

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance, March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(11,043)	(11,043)
Balance, June 30, 2021 (unaudited)	8,625,000	$863	$24,137	$(11,043)	$13,957
Net loss	—	—	—	(5,000)	(5,000)
Balance, September 30, 2021 (unaudited)	8,625,000	$863	$24,137	$(16,043)	$8,957

(1)	Includes an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Share amounts for the period ended September 30, 2021 have been retroactively restated to account for the share split as discussed in Note 5.

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For The Period From March 3, 2021 (inception) Through September 30, 2021
(unaudited)
Cash flows from operating activities:
Net loss	$(16,043)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in accrued expenses	11,043
Net cash used in operating activities	(5,000)
Cash flows from financing activities:
Proceeds from Sponsor note	52,000
Payment of offering costs	(46,367)
Net cash from financing activities	5,633
Net change in cash	633
Cash at beginning of period	—
Cash at end of period	$633
Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$395,859
Deferred offering costs paid by related party	$168,625
Deferred offering costs paid by related party in exchange for Class B ordinary shares	$25,000

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Enphys Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 3, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Initial Financing and Sponsor

The registration statement for the Company’s Initial Public Offering was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the Initial Public Offering of 30.0 million units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 8.0 million warrants (the “Private Placement Warrants”) to Enphys Acquisition Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $8.0 million.

On October 8, 2021, the underwriters purchased an additional 4.5 million Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45,000,000. Also, in connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants at a purchase price of $1.00 per warrant.

Trust Account

Following the closing of the Initial Public Offering and the exercise of the overallotment option on October 8, 2021, an amount of $345.0 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $6.9 million from the Private Placement Warrants were placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. The Company deposited the remaining $2.0 million of the net proceeds of the Private Placement Warrants into a bank account for working capital purposes.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded as temporary equity upon the completion of the Initial Public Offering and subsequently accreted to redemption value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (“SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shares’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Liquidity and Management’s Plan

As of September 30, 2021, the Company had $633 in cash and working capital deficit of $601,894. On October 8, 2021, the Company closed its Initial Public Offering of 30.0 million Units at $10.00 per Unit, generating gross proceeds of $300 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8.0 million Private Placement Warrants to the Sponsor and the anchor investor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $8 million.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date this financial statement is issued. This financial statement does not include any adjustments that might result from the outcome of this uncertainty.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements as of September 30, 2021 and for the period from March 3, 2021 (inception) through September 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering, as filed with the SEC on July 2, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 21, 2021. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from March 3, 2021 (inception) September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021. Amounts as of and or for the period ended September 30, 2021 and thereafter are unaudited.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering or charged to operations if the Initial Public Offering is not completed.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company  recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. The Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurement”, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants.

Fair value measurements are classified on a three-tier hierarchy as follows:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period. There were no derivative financial instruments as of September 30, 2021.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $300,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment.

On October 8, 2021, the underwriters purchased an additional 4,500,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45,000,000.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”) to Enphys Acquisition Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $8,000,000.

In connection with the exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants at a purchase price of $1.00 per warrant.

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended March 4, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 in exchange for paying certain expenses on behalf of the Company. On October 5, 2021, the Company effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Upon exercise of the underwriter’s overallotment option, these shares are no longer subject to forfeiture. Concurrent with the offering, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors as consideration for services already performed on behalf of the Company. These 80,000 Founder Shares shall not be subject to forfeiture in the event that the underwriter’s over-allotment option is not exercised. Upon transfer of these shares, the Company recorded $557,600 of share-based compensation for services provided by the independent directors.

Upon close of the Initial Public Offering, the anchor investors received 2,050,200 Founder Shares (“Anchor Shares”) with the Company cancelling an equivalent number of shares.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Promissory Note

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there were $195,625, respectively outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate (or $6,900,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate (or $12,075,000 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.

On October 8, 2021, the underwriters purchased an additional 4,500,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45,000,000.

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares of Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A ordinary shares redeemed in connection with a Business Combination), excluding any Class A ordinary shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination and any Private Placement Warrants issued to the Sponsor.

NOTE 8 — WARRANT LIABILITIES

As of September 30, 2021, there were no warrants outstanding. The Company will account for the 23,000,000 warrants to be issued in connection with the Initial Public Offering (representing 15,000,000 Public Warrants and 8,000,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a derivative liability at its fair value.

Offering costs will be allocated to the Class A ordinary Shares and Public Warrants, and the amounts allocated to the Public Warrants will be expensed immediately. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A ordinary share pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of  the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•
if, and only if, the private placement warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A ordinary share) as the outstanding public warrants, as described above.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — SUBSEQUENT EVENTS

On October 8, 2021, the Company closed its Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300 million, and incurring offering costs of approximately $19.4 million, inclusive of $12.08 million in deferred underwriting commissions. Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8.0 million Private Placement Warrants at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.0 million. On October 8, 2021, the underwriter fully exercised the over-allotment option resulting in the issuance by the Company of 4.5 million Units at a price of $10.00 per Unit resulted in total gross proceeds of $45.0 million. Simultaneously with the closing of the over-allotment, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor generating gross proceeds of $900,000.

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements was issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “company” or “our company” are to Enphys Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preference shares in a business combination:
• may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
• may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
• could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
• may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
• may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and
• may not result in adjustment to the exercise price of our warrants. Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:
• default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
• acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
• our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
• our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
• our inability to pay dividends on our ordinary shares;
• using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
• limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
• increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
• limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur substantially increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss of $5,000, which was primarily driven by formation and operating costs.

For the from March 5, 2021 (inception) to September 30, 2021, we had net loss of $16,043, which was primarily driven by formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $633 in cash and working capital deficit of $601,894.

Our liquidity needs to date have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and $195,625 under the $300,000 promissory note with our sponsor. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Management does not believe that we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.  On October 8, 2021, the underwriters purchased an additional 4,500,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45.0 million.

The underwriters were paid a cash underwriting discount of $0.20 per Public Share, or $6.9 million in the aggregate. In addition, $0.35 per Public Share, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Related Party Transactions

Please refer to Note 5, Related Parties, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of our related party transactions.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting policies that contain significant judgment or estimates. Refer to Note 2 for the Company’s accounting policies.

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information – Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 5, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 8,900,000 Private Placement Warrants to the Sponsor at an aggregate price of, and generating gross proceeds to the Company of $8,900,000, $6.9 million of which was placed in the Trust Account.

In connection with our initial public offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to an unsecured promissory note. As of September 30, 2021, the loan balance was $195,625.  The Company partially repaid the note on October 8, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

Document 101.DEF* Inline XBRL Taxonomy Extension Definition

Linkbase Document 101.LAB* Inline XBRL Taxonomy Extension Label

Linkbase Document 101.PRE* Inline XBRL Taxonomy Extension

Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENPHYS ACQUISITION CORP.

Date: November 19, 2021	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer