Form 10-K
period 2021-12-31
Enphys Acquisition Corp.
filed 2022-04-22
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Enphys Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39706	87-2010879
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

216 East 45th Street, 13th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 854-6565
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and a fraction of one redeemable warrant	NFYSU	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	NFYS	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NFYSW	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant did not have an active trading market for its ordinary shares as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

As of April 15, 2022, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the Company;

•	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to Enphys Acquisition Corp., a Cayman Islands exempted company;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•
“initial public offering” is to the initial public offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option, which offering was consummated on October 8, 2021;

•	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our initial public offering;

•	“management” or our “management team” are to our directors and officers;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“our management team” are to our executive officers and directors;

•	“private placement warrants” are to the warrants issued to our sponsor, if any;

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares; and

•	“sponsor” are to Enphys Acquisition Sponsor LLC, a Delaware limited liability company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate partner business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective partner business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective partner businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

ITEM 1.	BUSINESS

Overview

We are a blank check company incorporated on March 3, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We consummated our initial public offering on October 8, 2021. To date, our efforts have been limited to identifying and completing a business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While we may pursue a business combination target in any industry or geographical location, we currently intend to concentrate our efforts in identifying businesses which predominantly operate in Ibero-America and whose business strategy is aligned with energy transition and sustainability themes, in particular renewable energy.

We will seek to capitalize on more than 105 years of combined experience of our founders Jorge de Pablo, Carlos Guimarães, Pär Lindström and Matías de Buján. We believe that our founders’ distinctive and complementary backgrounds can have a transformative impact on a target business or businesses. Our management team will undertake a proactive, thematic sourcing strategy and focus our efforts on companies where we believe the combination of our founders’ operating experience, deal making and investing track record, professional relationships and sector expertise can be catalysts to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our stakeholders.

Our Sponsor
Our sponsor is managed by affiliates of LAIG and includes affiliates of each of Fir Tree Capital Management, LP and i(x) Net Zero as passive financial partners.

Our Management Team

Jorge de Pablo

Jorge de Pablo, our Chief Executive Officer and a member of our Board of Directors, has more than 20 years of experience in public and private investments and operations across Ibero-America, with a focus on energy, real estate and mobility. Mr. de Pablo is the founder of LAIG Investments, or LAIG, an investment company focused on the energy and mobility sectors across Ibero-America, and currently serves as its Managing Partner. Since 2008, LAIG has executed 15 private equity transactions with a total value of $3.5bn. Prior to that, Mr. de Pablo was a Managing Director and Portfolio Manager at Amber Capital, where he led their $1.0 billion Latin America public and private equity portfolio from 2007 through 2008. From 2004 to 2007, Mr. de Pablo served as a Senior Investment Analyst at Sandell Asset Management, where he established and managed their $500 million Latin American and Iberian multi-strategy portfolio. Mr. de Pablo started his career at Goldman Sachs, where he spent four year as a Proprietary Investment Analyst in the Equities Division in London and in New York, focusing on Latin American Risk Arbitrage. Mr. de Pablo is a graduate of Colegio Univeritario de Estudios Financieros in Madrid Spain, with a degree in business administration and finance.

Mr. de Pablo has also served as a founder, investor and as a director of companies in Latin America, as well as in Israel. Specifically, in the energy sector, Mr. de Pablo co-founded and built Genneia SA, or Genneia, a leading renewable energy company in Argentina and one of the largest renewable energy companies in Latin America, with over 1,178 megawatts (MW) of installed capacity between photovoltaic, wind and thermal assets. Approximately 90% of Genneia’s expected EBITDA for 2021 comes from long-term renewable energy contracts. From 2007 to 2015, Mr. de Pablo served on the executive committee and since 2007 he has been a member of their board of directors. Mr. de Pablo is the founder and Chairman of WiseHood Argentina S.A., or WiseHood, an energy efficiency company with different smart city projects in Argentina, Peru, Mexico and Brazil. Mr. de Pablo was an early investor in Pampa Energia S.A. (NYSE: PAM), the largest independent energy company in Argentina with 4,944 MW of installed capacity. Mr. de Pablo also co-lead the acquisition of San Antonio International, which at the time was the largest onshore oil and gas drilling and services company in Latin America, in one of the largest leveraged buyouts in the region at that time. Mr. de Pablo also co-founded and was a board and executive committee member of BRENCO, a Brazilian renewable energy company that produced ethanol and electricity from sugar cane. In the smart mobility sector, Mr. de Pablo is the co-founder, lead investor and Chairman of the Board of Directors of Gosmo, a fleet management solutions company in Mexico. He is also the founding investor and Chairman of the Board of Directors of Tactile Mobility, an Israeli artificial intelligence software company for the mobile industry. In the real estate sector, Mr. de Pablo co-founded and was a board and investment committee member of BR Properties S.A. (BVMF: BRPR3), one of the largest commercial property companies in Brazil; and was a member of the board of directors of Invest Tur Brasil, a pioneer in resort development in Brazil.

Carlos N. Guimarães

Carlos N. Guimarães, our Chairman of the Board of Directors, has more than 40 years’ experience in investment banking in Latin America. Mr. Guimarães has served as the Chairman of LAIG since 2009, and as the Chairman of the Board of WiseHood International, the parent company of WiseHood, since it was founded. From July 2007 to February 2009, he was the Chairman and Co-Founder of Invest Tur Brasil, a pioneer in resort developments in Brazil, which raised $507 million in the public markets and listed on the São Paulo stock exchange. Mr. Guimarães led Invest Tur Brasil’s merger with LA Hotels in 2009, which created Brazil Hospitality Group. Within one year of the merger, Brazil Hospitality Group became the third-largest hotel operator in Brazil with over 5,800 rooms under management. From January 2005 to December 2006, Mr. Guimarães was the Private Sector Coordinator for the Inter-American Development Bank, or IADB, in Washington, D.C., where he was responsible for developing and implementing the strategic direction for all private sector activities of the IADB. Prior to that, from May 2000 to November 2004 he was a Managing Director, Head of Latin America Investment Banking and Senior Client Officer for Citigroup. From 1996 to 2000, Mr. Guimarães was a Managing Director and head of Latin America Investment Banking for Lehman Brothers and was a member of the Global Investment Bank’s Operating Committee. Mr. Guimarães is a member of the Board of Directors of the Brazilian-American Chamber of Commerce, the Americas Society/Council of the Americas, Gosmo, a fleet management solutions company in Mexico, and an independent director of ITHAX Acquisition Corp. (NASDAQ: ITHX), a special purpose acquisition company focused on the leisure, hospitality and travel businesses. Mr. Guimarães received a B.S. in economics from the Federal University of Rio de Janeiro and an M.B.A. from The Wharton School of the University of Pennsylvania.

Pär Lindström
Pär Lindström, our Chief Financial Officer and a member of our Board of Directors, has over 20 years of direct investment experience, in several industries including renewables, energy and infrastructure, in the United States, Europe and the Emerging Markets. Mr. Lindström is currently the Chief Investment Officer of i(x) Net Zero plc, or i(x) Net Zero, an investment company capitalized by 56 of the world’s leading families, co-founded by Trevor Nelson and Howard W. Buffet in 2015, which is focused on top tier returns with positive, scalable and measurable environmental, social and governance (ESG) impact. As a member of Enphys Acquisition Sponsor LLC, i(x) Net Zero seeks to align its capital with strong management teams that can create opportunities that are self-sustaining and provide long-term scalable impact, while addressing the global need for renewable energy and a tangible climate solution. Mr. Lindström has been Chief Investment Officer of i(x) Net Zero since inception and has invested in and developed several successful platforms in the renewables, biofuels, green real estate, media/ education and financial services sectors. Prior to i(x) Net Zero, Mr. Lindström was part of the Abu Dhabi Investment Council (ADIC) since its inception and spent over five years as a Principal in the Global Special Situations and Private Equity groups, where he led and structured direct investments across multiple asset classes focused on renewables, energy, industrials, technology and water/agriculture industries. Prior to ADIC, he was a Principal at Partners Capital in Boston and London, a firm backed by Lord Jacob Rothschild and Sir Ronald Cohen, where he headed up Private Equity, Growth Capital and Venture Capital investments. Earlier in his career, Mr. Lindström was co-head of Applied Value’s New York office, a global turnaround advisory firm with a Growth Equity investment arm and a senior investment professional at the Wallenberg’s Investor AB - Investor Growth Capital in New York. Mr. Lindström has also held positions with Bain & Company’s Private Equity Groups in Europe and the U.S. where he led private equity due-diligence analyses in a variety of industries, and with KPMG Banking & Finance. Mr. Lindström holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. from the Harvard Business School and is a two-time Olympian in swimming.

Matias de Bujan

Matias de Bujan, our Chief Operating Officer, for the past seven years has been a Managing Director at LAIG and has been the Chief Executive Officer of WiseHood for the last four years. Mr. de Buján has over 25 years of management and entrepreneurial experience in Latin America, including several chief executive officer positions in a period of eight years overseeing more than 500 employees. Prior to joining LAIG, Mr. de Buján co-founded and later successfully sold Kheiron Biotech, an equine cloning company and developer of cutting-edge reproductive technologies for worldwide horse breeders. Between 2006 and 2010, Mr. de Bujan was a Managing Director at Falcon Equity Partners in the Middle East. Prior to that, Mr. de Buján founded NDM Group, an Argentinian-based agribusiness, real estate and hospital conglomerate, which he sold in 2006. Mr. de Buján has an engineering degree from the University of Buenos Aires.

Our independent directors include Hélio L. Magalhães, Federico Carrillo-Zürcher, Eva Redhe and José Antonio Aguilar Bueno.

Hélio L. Magalhães

Mr. Magalhães is the former Chairman of the Board of Directors of Banco do Brasil S.A. (BVMF: BBAS3, OTCMKTS: BDORY), the largest bank in Latin America by assets, and UBS BB Investment Banking. Since 2020, Mr. Magalhães has served on the Board of Directors of Suzano SA (NYSE: SUZ), a forestry based publicly held company. He has also served on a number of other boards of directors in Latin America, with a focus on the energy, payments and financial sectors, as well as having been the Chairman of the American Chamber of Commerce in Brazil. From 2012 to 2017, Mr. Magalhães served as Chief Executive Officer of Banco Citibank S.A., the Brazilian banking and investment subsidiary of Citigroup Inc. (NYSE: C), and from 2001 to 2012 served in various positions with American Express Company (NYSE: AXP), including serving as President of Global Network Services for the Americas, President and Chief Executive Officer of American Express’s Mexico subsidiary, American Express Company (Mexico) S.A. de C.V., and President and Chief Executive Officer of American Express’ Brazilian subsidiary, American Express do Brasil Tempos Cia.

Federico Carrillo-Zürcher

Mr. Carrillo-Zürcher is the Chairman of the Board and Chief Executive Officer of Imaginarium S.A., and the former Minister of Finance and Chairman of the Economic Council of Costa Rica and as such, Mr. Carrillo-Zürcher served as a Governor of the World Bank, the Inter-American Development Bank, the Corporacion Andina de Fomento and was Executive Vice President of the Central American Bank for Economic Integration, and Alternative Governor of the International Monetary Fund. He also served as the Chief Executive Officer of the Costa Rica Stock Exchange, and was the Chief Executive Officer of Banco Internacional de Costa Rica S.A.

Eva Redhe

Ms. Redhe is currently a board member of Nordkinn Asset Management and Axel Christiernsson International AB and currently serves as a senior advisor at Bregal Milestone. Prior to that, Ms. Redhe served as Chief Executive Officer and Chairman of the Board of Erik Penser Bank in Sweden.

José Antonio Aguilar Bueno

Mr. Aguilar is the Co-founder and Principal of Vive Energia, a leading renewable energy developer in Mexico, a former Senior Investment Officer at the International Finance Corporation, Deputy General for Investment Banking for Nacional Financiera, and as such was President of the Mexican Fund of Funds, and former Chief Executive Officer at Acciona Energia in Mexico.

Industry

Within the energy transition space we intend to focus on opportunities across the renewable, energy storage, mobility, advanced fuels and carbon mitigation sectors, as well as other adjacent services, industrials, and technologies, while remaining opportunistic across the energy value chain, including evaluating companies with a mixture of traditional power generation assets and renewable power generation assets, or firms which might be undergoing a transition towards renewable technologies. We believe this area of focus represents a favorable market opportunity, in particular in Ibero-America where a regional renewables player champion is yet to emerge.

Furthermore, we believe that there is an opportunity to take advantage of the energy transition of the global energy sector from fossil-based systems of energy production and consumption to zero-carbon renewable energy sources. The increasing penetration of renewables into the energy supply mix, the onset of electrification and improvements in energy storage are all key drivers of the energy transition.

The selection of our area of focus is driven by the long-term leadership and operational experience of our founders, by the structural changes brought by the energy transition movement in the global energy sector and by our view that there is significant risk-adjusted value generating potential for a firm in this space in accessing the global capital markets to continue funding its growth prospects and business strategy.

Some of the key themes we have identified in the Ibero-American energy transition space which has driven our area of focus include, but are not limited to:

•
Climate change and zero-carbon emissions pledge. Strong momentum in the energy transition movement across corporate sectors, governments and investors as they continue to prioritize environmental, social and governance, or ESG, factors. The focus on environmental issues has been fueled by the Paris Agreement, an international treaty on climate change, which has served as the principal catalyst for transformative change across the global energy spectrum. The aforementioned agreement sets out a global framework to avoid dangerous climate change by limiting global warming to well below 2°C and pursuing efforts to limit it to 1.5°C. The International Renewable Energy Agency, or IRENA, projects that investments in renewable generation will outlast non-renewable generation investments.

•
Climate change and zero-carbon emissions pledge. Strong momentum in the energy transition movement across corporate sectors, governments and investors as they continue to prioritize environmental, social and governance, or ESG, factors. The focus on environmental issues has been fueled by the Paris Agreement, an international treaty on climate change, which has served as the principal catalyst for transformative change across the global energy spectrum. The aforementioned agreement sets out a global framework to avoid dangerous climate change by limiting global warming to well below 2°C and pursuing efforts to limit it to 1.5°C. The International Renewable Energy Agency, or IRENA, projects that investments in renewable generation will outlast non-renewable generation investments.

•
Renewable power potential and resource diversification. Home to some of the world’s most plentiful wind and solar resources, Ibero-America is set to play a vital role in the energy transition movement in the coming years. Latin America, and the Caribbean in particular, has an enormous untapped potential to become a leader in renewable energy generation due to its natural resources.

•
Attractive growth. Energy consumption per capita in Latin America and the Caribbean is currently well below the global per capita consumption average. Furthermore, the region has energy intensive industries that account for 5% of global energy consumption. The region’s total final energy consumption and total primary energy supply is expected to increase significantly in the future. In order to meet the increase in energy consumption and supply the region is expected to invest a significant amount of money to increase renewable energy generation installed capacity.

•
Electrification and renewable energy. Electrification and renewable energy have become the backbone of the new energy economy, fostering the transition from fossil fuel dependency to a new zero-carbon emissions economy. It is expected that significant amounts of money will be spent annually on power grids, system flexibility and to adopt current infrastructure to the new energy era.

•
Resilience through economic cycles. The COVID-19 pandemic has seriously dented global economic growth, and Ibero-America is no exception. The timing and pace of recovery remain unpredictable, however, we believe that the pandemic has the potential to change the priority of government policies, and that renewable energy will play a key role in Ibero-America’s rebound from the crisis. Despite these global challenges, renewable energy projects are still going ahead. On a global level, looking at the project pipeline through 2025, almost one-third of wind and solar PV projects are already contracted and/or financed, according to IRENA’s latest renewable energy market update.

Business Strategy

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry position and an opportunity for strong growth. We plan to leverage our management team’s networks of potential transaction sources where we believe our management team’s industry relationships, knowledge and experience could positively affect existing businesses or assets. Members of our management team have developed, over the course of their individual career, a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This international network encompasses management of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, government bodies, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities.

We believe our management team has significant experience:

•	investing in, managing and operating companies across many industries, such as energy, mobility, real estate and other infrastructure-related industries;

•	attracting, selecting and retaining high-performing management teams with proven track records;

•	developing and executing strategic and business plans to deliver value creation and operational efficiencies, enhancing the competitive position of companies;

•	implementing an optimized capital structure that enables companies to achieve their next phase of growth;

•	managing public company governance, with our founders having served in key roles on numerous public company boards; and

•	operating and growing Ibero-American businesses throughout changing macroeconomic, legal, tax and regulatory environments.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on target businesses that we believe:

•	stand to benefit from the energy transition and renewable energy generation trends as well as the electrification of Ibero-America;

•	exhibit potential for strong growth and offer potential investment opportunities with attractive returns for our shareholders;

•
are at an inflection point, such as requiring additional management expertise, are able to innovative through new operational techniques, or where we believe we can drive improved financial performance;

•
exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

•	can utilize the extensive networks and insights that our management team have built in the energy sector; and

•
benefit from being publicly listed, having access to capital and are ready to operate under the scrutiny of public markets, thanks to strong management teams, corporate governance and reporting policies in place.

Acquisition Process

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Each of our directors (including our director nominees) and officers presently has, and any of them in the future may have additional, fiduciary or contractual duties to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual duties, he or she may need to honor these fiduciary or contractual duties to present such business combination opportunity to such entity. In addition, our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not believe, however, that any of these fiduciary or contractual duties will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

To address the matters set out above, our amended and restated memorandum and articles of association provide that we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which our sponsor or any of our officers or directors acquire knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Certain of our officers and directors have fiduciary or contractual relationships with other entities. For example, Mr. de Pablo and Mr. Guimarães are the Managing Partner and Chairman of the Board of Directors, respectively, of LAIG, and accordingly they owe certain fiduciary or contractual duties LAIG or to certain of its investment vehicles or portfolio companies or other companies in which it has invested. Similarly, Mr. Lindström is the Chief Investment Officer of i(x) Net Zero plc, and accordingly he owes certain fiduciary or contractual duties to such company. As a result, Messrs. de Pablo, Guimarães and Lindström may, in certain situations, have a duty to offer acquisition opportunities to certain funds, investment vehicles or portfolio companies of LAIG, i(x) Net Zero plc or other companies in which they have invested or to LAIG or (i)x) Investment, LLC, as applicable, before we can pursue such opportunities. However, we do not expect these duties to materially affect our search for an initial business combination and believe that this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets that LAIG and i(x) Net Zero plc typically considers most attractive for their investment funds and the types of acquisitions that we expect to be most attractive for our company. As a result, we may become aware of a potential transaction that is not a fit for the activities of LAIG or i(x) Net Zero plc, but that is an attractive opportunity for our company.

Initial Business Combination

The rules of the NYSE require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the “80% of net assets test.” If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to partner businesses. As an existing public company, we offer a partner business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the partner business may, for example, exchange their capital stock, shares or other equity interests in the partner business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partner businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the partner business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the partner business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential partner businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination immediately after our initial public offering in the amount of $353,900,000, exclusive of funds held outside the trust account to meet our expected working capital requirements and after payment of the expenses of our initial public offering and before the payment of approximately $12,075,000 of deferred underwriting fees, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NYSE rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board of Directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited ability to evaluate the partner’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the rules of the NYSE, shareholder approval would be required for our initial business combination if, for example:

•
we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) satisfy a closing condition in an agreement with a partner business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Limitations on redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5.0 million (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, and assuming the anchor investors do not vote their 2,050,200 shares in favor of the initial business combination, we would need 14,987,701, or 43.4% (assuming all issued and outstanding shares are voted and including the exercise over-allotment option), or 4,206,451, or 12.1% (assuming only the minimum number of shares representing a quorum are voted and including the exercise over-allotment option), of the 34,500,000 public shares that were sold in the initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. The anchor investors purchased all of the approximately $330 million of units they have collectively expressed an interest in purchasing in the initial public offering, such that substantially all of the units offered in the offering are purchased by anchor investors, and if such anchor investors vote in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because the anchor investors are not obligated to continue owning any public shares following the closing of the initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination. Additionally, our directors and officers also have agreed to vote in favor of our initial business combination.

Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their business combinations, some blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their business combinations, some blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell

Redemption of public shares and liquidation if no initial business combination

Our sponsor, directors and officers have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay winding up and dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period or during any Extension Period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust. Our sponsor, directors and officers have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay winding up and dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period or during any Extension Period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us,

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Facilities

We currently maintain our executive offices at 1149 3rd Street, Suite 300, Santa Monica, California 90403. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Human Capital Resources

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Legal proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

Risk Factor Summary

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in the report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•
If we seek shareholder approval of our initial business combination, our sponsor, members of our sponsor’s board of advisors and each member of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a partner.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we consummate an initial business combination within 24 months after the closing may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•
We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

•
We may only be able to complete one business combination with the net proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

•
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•
Our executive officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Since our sponsor, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

•
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more partner businesses. We have no plans, arrangements or understandings with any prospective partner business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination.

Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination we consummate.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and each member of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor will own, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and each member of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shares voted at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, and assuming the anchor investors do not vote their 2,050,200 shares in favor of the initial business combination, we would need 14,987,701, or 43.4% (assuming all issued and outstanding shares are voted and including the exercise over-allotment option), or 4,206,451, or 12.1% (assuming only the minimum number of shares representing a quorum are voted and including the exercise over-allotment option), of the 34,500,000 public shares that were sold in the initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

We may seek to enter into a business combination transaction agreement with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective partners will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering.

Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.”

The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact and shifts in behavior going forward, particularly as new variants, including the Delta and Omicron variants, continue to emerge, evolve and spread, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on NYSE. There can be no assurance that our securities will continue to be listed on the NYSE or other national securities exchange in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s or another national securities exchange’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE or other national securities exchange. For instance, our stock price would generally be required to be at least $4.00 per share. There can be no assurance that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants are listed on NYSE, and, as a result, qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a partner business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,001 upon the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet, demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $1,000,000 was available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, members of our management team or any of their affiliates, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our management team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we are required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement between us, our officers and directors and our sponsor, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

Since only holders of our Founder Shares have the right to vote on the appointment of directors, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

We may not hold a general meeting until after the consummation of our Business Combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold a general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings or to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our Business Combination. Accordingly, you may not have any say in the management of our Company prior to the completion of a Business Combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in this offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company is required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders, including any anchor investors who acquire founder shares in connection with this offering, and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating a partner business in a particular industry sector nor have we selected any specific partner businesses with which to pursue our initial business combination, you are unable to ascertain the merits or risks of any particular partner business’s operations.

Although we expect to focus our search for a target business in Ibero-America and whose business strategy is aligned with energy transition and sustainability themes, in particular renewable energy, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.

We will consider a business combination in industries outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of April 15, 2022, there were 265,500,000 and 21,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount excludes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of our shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares immediately following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our management team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this report captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would in any event be unavailable with respect to our warrants. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the partner business, however, cannot presently be ascertained. Although some of our key personnel may remain with the partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partner business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this report entitled “Description of Securities—Registration and Shareholder Rights.”

We may have a limited ability to assess the management of a prospective partner business and, as a result, may affect our initial business combination with a partner business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective partner business, our ability to assess the partner business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partner business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partner business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination partner’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our sponsor and directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us.

We do not believe, however, that any of these fiduciary or contractual duties will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

To address the matters set out above, our amended and restated memorandum and articles of association provide that we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which our sponsor or any of our officers or directors acquire knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a partner business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our best interests. If this were the case, and the directors fail to act in accordance with their fiduciary duties to us as a matter of Cayman Islands law, we may have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.
Neither LAIG nor i(x) Net Zero plc, affiliates of certain our officers and directors, are under any obligation to source any investments for or refer any investment to our company or provide any other services or opportunities to our company.
Certain of our officers and directors have fiduciary or contractual relationships with other entities, including LAIG and i(x) Net Zero plc. Any of these other entities with which our officers or directors are affiliated may become aware of a potential transaction that is not a fit for the investment activities of their respective companies but that may be an attractive opportunity for our company. However, none of such entities is under any obligation to source any investments for or refer any investment to our company or provide any other services or opportunities to our company. The role of each of LAIG and i(x) Net Zero plc with respect to our company is expected to be primarily passive and advisory in nature. Each entity may have fiduciary or contractual duties to its investment vehicles and to certain companies in which they have invested. As a result, each of LAIG and/or i(x) Net Zero plc may have a duty to offer acquisition opportunities to certain of their funds before other parties, including our company. Additionally, certain companies in which LAIG and/or i(x) Net Zero plc or their respective affiliates has invested may enter into transactions with, provide goods or services to, or receive goods or services from, an entity in which we seek to complete a business combination with. Transactions of these types may present a conflict of interest because LAIG and/or i(x) Net Zero plc and/or its investment funds may directly or indirectly receive a financial benefit as a result of such transaction.

We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of members of our management team and sponsor group with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or pursuing, any transaction with any affiliated entities, we will pursue such a transaction if we determine that such affiliated entity meets our criteria for a business combination and such transaction is approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders, including any anchor investors who purchase in the offering and receive founder shares, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
 On March 4, 2021, our sponsor purchased 7,187,500 of the Company’s Class B ordinary shares for an aggregate price of $25,000 in exchange for paying certain expenses on behalf of the Company. On October 5, 2021, the Company effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 8,625,000 founder shares. The founder shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of founder shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the initial public offering. Upon the exercise of the underwriter’s overallotment option, these shares were no longer subject to forfeiture. Concurrent with the offering, our sponsor transferred 20,000 founder shares to each of the Company’s independent directors as consideration for services already performed on behalf of the Company. These 80,000 founder shares were not subject to forfeiture in the event that the underwriter’s did not exercise their over-allotment option. Upon transfer of these shares, the Company recorded $557,600 of share-based compensation for services provided by the independent directors. The founder shares will be worthless if we do not complete an initial business combination, and therefore the holders of our founder shares have an incentive to complete such business combination, including by voting in favor of it.

In addition, our sponsor purchased an aggregate of 8,900,000 private placement warrants, each exercisable for one Class A ordinary share, for a purchase price of $8,900,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt, or to otherwise incur debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

We may only be able to complete one business combination with the net proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $353,900,000 that we may use to complete our initial business combination (which includes $12,075,000 of deferred underwriting commissions being held in the trust account, and excludes estimated offering expenses of $1,000,000).

We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective partners, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management team may not be able to maintain control of a partner business after our initial business combination. Upon the loss of control of a partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a partner business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% interest in the partner. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management team will not be able to maintain control of the partner business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution. Our amended and restated memorandum and articles of association provide that special resolutions must be approved by the affirmative vote of at least two-thirds of the votes cast by holders of the issued shares present in person or represented by proxy at a general meeting of the Company and entitled to vote on such matter (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of a special resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants are sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this report, but requires the approval by the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a partner business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 17,250,000 of our Class A ordinary shares and, simultaneously with the closing of our initial public offering, we issued in a private placement 8,900,000 warrants, at a price of $1.00 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our shareholders with partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Walkers, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our management team.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our management team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks associated with acquiring and operating a business in foreign countries

If we pursue a partner company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a partner a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the partner business at the time of the business combination will remain in place. Management of the partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geograNFYSally and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive partner business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that partner business to become profitable.

Exchange rate fluctuations and currency policies may cause a partner business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. partner, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any partner business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a partner business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination partner. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive offices at 216 East 45th Street, 13th Floor, New York, NY10017. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “NFYSU,” “NFYS” and “NFYSW,” respectively. Our units commenced public trading on October 8, 2021. Our Class A ordinary shares and warrants began trading separately on November 26, 2021.

(b)	Holders
On April 15, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 23 holders of record of our Class B ordinary shares and two holders of record of our warrants.
(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. If we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

In March 2021, Enphys Acquisition Sponsor LLC, our sponsor, paid $25,000, or approximately $0.003 per share, for 7,187,500 shares of our Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of Enphys Acquisition Sponsor LLC is to act as the company’s sponsor in connection with our initial public offering.

Our sponsor, pursuant to a written agreement, purchased 8,900,000 warrants, at a price of $1.00 per warrant in a private placement which occurred concurrently with the closing of our initial public offering for an aggregate purchase price of $8,900,000 that closed simultaneously with the closing of our initial public offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds
On October 8, 2021, we consummated our initial public offering of 34,500,000 units, including 4,500,000 units issued as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per unit. Each unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Credit Suisse Securities (USA) LLC acted as joint book running manager in the initial public offering.   The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-257932), which the SEC declared effected on October 5, 2021.

Substantially concurrently with the closing of the initial public offering, we consummated the private placement to our sponsor of 8,900,000 private placement warrants, at a price of $1.00 per warrant, generating gross proceeds of $8,900,000.

In connection with the initial public offering, we incurred offering costs of approximately $19,400,000 (including deferred underwriting commissions of approximately $12,000,000).  Other incurred offering costs consisted principally of preparation fees related to the initial public offering.  After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $345,000,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants to our sponsor (or $10.00 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of proceeds from the initial public offering and private placement as is described in our final prospectus related to the initial public offering.  For a description of the planned use of the proceeds generated from the initial public offering and private placement, see “Item 1. Business.”

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved].

Not applicable.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

References to the “Company,” “Enphys Acquisition Corp.,” “our,” “us” or “we” refer to Enphys Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on March 3, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is Enphys Acquisition Sponsor LLC, a Delaware limited liability company. Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on October 5, 2021. On October 8, 2021, we consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345 million, and incurring offering costs of $19,707,238 (including deferred underwriting commissions of $12,075,000).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 8,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $8.9 million.

Upon the closing of the Initial Public Offering and the Private Placement, $345 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or October 8, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At December 31, 2021, we had approximately $811,400 in cash and working capital of approximately $947,800.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of December 31, 2021, no amount under the Note remains outstanding.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity from inception up to December 31, 2021 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from March 3, 2021 (inception) through December 31, 2021, we had net income of $2,026,494, which consisted of general and administrative expenses of $714,736 and warrant related costs of $1,338,187, offset by $4,048,500 for the net change in derivative liabilities and earnings and gains on marketable securities in the Trust Account and interest income on cash of $30,917.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 8, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability, forward purchase liability and share-based compensation.

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. Upon initial issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The key inputs into the Monte Carlo and Black-Scholes simulation models at issuance were as follows:

October 8, 2021
Risk-free interest rate	0.93%
Expected life of warrants	6.5 years
Expected volatility of underlying shares	15.0%
Dividend yield	0%
Probability of business combination	90%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs As of December 31, 2021, the Public Warrants were valued using the publicly available price and the Private Warrants are benchmarked to the fair value of the Public Warrants.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements. See Note 2 to the accompanying financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-15 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. They concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of material weaknesses in our (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities and (b) control activities which resulted in the failure to design and implement controls which provided a sufficient level of precision around the accounting of offering costs and the failure to properly design and implement controls over the presentation of earnings per share as well as required financial statement disclosures. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Jorge de Pablo	43	Chief Executive Officer
Carlos Guimarães	64	Director; Chairman of the Board of Directors
Pär Lindström	51	Chief Financial Officer and Director
Matías de Buján	48	Chief Operating Officer
José Antonio Aguilar Bueno	57	Director
Federico Carrillo-Zürcher	57	Director
Hélio L. Magalhães	70	Director
Eva Redhe	59	Director

Jorge de Pablo has been our Chief Executive Officer and member of our Board of Directors since March 3, 2021. Mr. de Pablo founded LAIG Investments, an investment company focused on the energy and mobility sectors across Ibero-America, or LAIG, in 2008, and currently serves as its Managing Partner. Prior to that, Mr. de Pablo was a Managing Director and Portfolio Manager at Amber Capital, where he led their $1.0 billion Latin America public and private equity portfolio from 2007 through 2008. From 2004 to 2007, Mr. de Pablo served as a Senior Investment Analyst at Sandell Asset Management, where he established and managed their $500 million Latin American and Iberian multi-strategy portfolio. Prior to that, from 2000 to 2004 Mr. de Pablo was a Proprietary Investment Analyst in Goldman Sachs Group Inc.’s (NYSE: GS) equities division, focusing on Latin America risk arbitrage and co-managing their Latin America Principal Strategies portfolio. Mr. de Pablo co-founded Genneia SA, or Genneia, a leading renewable energy company in Argentina and one of the largest renewable energy companies in Latin America, where he currently serves as a member of their board of directors. Mr. de Pablo is the founder and Chairman of WiseHood Argentina S.A., or WiseHood, an energy efficiency company with different smart city projects in Argentina, Peru, Mexico and Brazil , and is the co-founder, lead investor and Chairman of the Board of Directors of Gosmo, a fleet management solutions company in Mexico. He is also the Chairman of the Board of Directors of Tactile Mobility, an Israeli artificial intelligence software company for the mobile industry. Mr. de Pablo co-founded BR Properties S.A. (BVMF: BRPR3), and was a member of the board of directors of Invest Tur Brasil, a pioneer in resort development in Brazil. Mr. de Pablo holds a degree in business administration and finance from the Colegio Universitario de Estudios Financieros in Madrid, Spain. We believe Mr. de Pablo is well qualified to serve on our Board of Directors because of his extensive leadership and investing experience in renewable energy companies.

Carlos Guimarães will serve as our Chairman of our Board of Directors following completion of our initial public offering. Mr. Guimarães has served as the Chairman of LAIG since 2009, and as the Chairman of the Board of WiseHood International, parent company of WiseHood, since it was founded. From July 2007 to February 2009, he was the Chairman and Co-Founder of Invest Tur Brasil, a pioneer in resort developments in Brazil. Mr. Guimarães led Invest Tur Brasil’s merger with LA Hotels in 2009, which created Brazil Hospitality Group. From January 2005 to December 2006, Mr. Guimarães was the Private Sector Coordinator for the Inter-American Development Bank (IADB), in Washington, D.C., where he was responsible for developing and implementing the strategic direction for all private sector activities of the IADB. Prior to that, from May 2000 to November 2004 he was a Managing Director, Head of Latin America Investment Banking and Senior Client Officer for Citigroup. Mr. Guimarães is a member of the Board of Directors of the Brazilian-American Chamber of Commerce, the Americas Society/Council of the Americas, Gosmo, a fleet management solutions company in Mexico, and an independent director of ITHAX Acquisition Corp. (NASDAQ: ITHX), a special purpose acquisition company focused on the leisure, hospitality and travel businesses. Mr. Guimarães received a B.S. in economics from the Federal University of Rio de Janeiro and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Guimarães is qualified to serve on our Board of Directors because of his extensive leadership, business development, and financial experience.

Pär Lindström has been our Chief Financial Officer and a member of our Board of Directors since March 3, 2021. Since 2015, Mr. Lindström has served as the Chief Investment Officer of i(x) Net Zero plc, an investment company that addresses ESG and areas of human needs capitalized by 56 of the world’s leading families. Prior to that, from 2008 to 2014, he served as a Principal in the Global Special Situations and Private Equity groups at Abu Dhabi Investment Council, a sovereign wealth fund, where he led and structured direct investments and backed a variety of leading investment teams across multiple asset classes. From 2006 to 2008, Mr. Lindström was a Principal at Partners Capital, an asset management firm, where he was Head of Private Equity. From 2004 to 2006, he served as co-head of Applied Value, LLC’s New York office, a global consulting and turnaround advisory and firm, where he also served as Head of the Private Equity group, and from 2001 to 2004 he was a Senior Associate with Investor Growth Capital, Inc., a growth capital fund backed by Investor AB and the Wallenberg family. Mr. Lindström holds an M.B.A. from Harvard Business School and B.S. in business administration from the University of California at Berkeley. We believe Mr. Lindström is qualified to serve on our Board of Directors due to his substantial knowledge of international investments and his business relationships.

Matías de Buján will serve as our Chief Operating Officer following completion of our initial public offering. Since 2014, Mr. de Buján has served as a Managing Director for LAIG, where he runs the day-to-day operations of the firm, and since 2016 he has served as the Chief Executive Officer of WiseHood. In 2015, he served as a member of the Executive Committee of Genneia. Prior to joining LAIG Investments, in 2010 Mr. de Buján co-founded Kheiron Biotech, an Argentinian an equine cloning company and developer of cutting-edge reproductive technologies for worldwide horse breeders. From 2006 to 2010, he served as Managing Director of Falcon Equity Partners in the Middle East. Prior to that, Mr. de Buján founded NDM Group, an Argentinian-based agribusiness, real estate and hospital conglomerate, which he sold in 2006. Mr. de Buján holds an engineering degree from the University of Buenos Aires.

José Antonio Aguilar Bueno will serve as one of our directors following completion of the offering. Since 2012, Mr. Aguilar has been a Principal of Vive Energia de CV, a renewable energy company that focuses on Mexico and Central America, where he is in charge of running the regulatory, financial and equipment supply structures for projects. From January 2012 to September 2012, he served as a Senior Investment Officer for the International Finance Corporation in Mexico City, Mexico, where he was in charge of project origination for the financial, manufacturing and infrastructure divisions. From 2008 to 2012, Mr. Aguilar served as Deputy General for Investment Banking of Nacional Financiera, S.N.C., a Mexican development banking institution, where he was in charge of running the sustainable projects, corporate finance and equity investments divisions. During this time, as part of his activities, he became president of the Fondo de Fondos (Fund of Funds), Corporacion Mexicana de Inversiones, a private corporation that provides complementary capital contributions to private equity and venture capital funds. Mr. Aguilar served as Chief Financial Officer of Ecomex (subsequently acquired by Promigas, a Colombian energy company). Mr. Aguilar served as Chief Executive Officer of Acciona Energia Nacional, a subsidiary of Acciona SA, where he developed and constructed some of Mexico’s largest wind farms. From 2001 to 2004, he served as Vice President of Business Development for Tractebel North America (Suez), an energy company. Mr. Aguilar also serves on a number of private boards of directors in the energy, agrobusiness and economics spaces. Mr. Aguilar has an M.B.A. from Georgetown University and degree in economics from the Instituto Tecnológico Autónomo de México. We believe Mr. Aguilar is qualified to serve on our Board of Directors because of his extensive experience in the energy sector, particularly renewable energy, in Latin America.

Federico Carrillo- Zürcher will serve as one of our directors following completion of the offering. Since 2017, Mr. Carrillo- Zürcher has served as of the Chairman of the Board and Chief Executive Officer of Imaginarium S.A., a Spanish-based educational toy company. From 2015 to 2017, he served as Chairman of the Board and Chief Executive Officer of Servicios Unidos S.A., a Costa Rican distributor of premium oil and tire brands. Mr. Carrillo- Zürcher served as Chief Executive Officer of Banco Internacional de Costa Rica S.A., a trade-finance bank headquartered in Panama with a presence throughout Latin America, from 2007 to 2013. From 2005-2006, he served as Executive Vice President of the Central American Bank for Economic Integration in Honduras, and from 2004 to 2005 he was the Minister of Finance and the Chairman of the Economic Council of Costa Rica, during which time he served as a Governor of the World Bank, the Inter-American Development Bank, the Corporacion Andina de Fomento and was Executive Vice President of the Central American Bank for Economic Integration, and Alternative Governor of the International Monetary Fund. From 2000 to 2004, he served as the Chief Executive Officer of the Bolsa Nacional de Valores S.A., which is the Costa Rica Stock Exchange. Mr. Carrillo- Zürcher holds a J.D. from Universidad de Costa Rica Law School, a Masters in Management from Northwestern University’s J.J. Kellogg Graduate School of Management, and a post-graduate diploma in corporate strategy and invocation from Oxford University’s Said Business School. We believe that Mr. Carrillo- Zürcher is qualified to serve on our Board of Directors because of his extensive business experience in Latin America, as well as his prior executive and board leadership experience.

Hélio L. Magalhães will serve as one of our directors following completion of the offering. From June 2019 to April 2020, Mr. Magalhães served as Chairman of the Board of Banco de Brasil SA (BVMF: BBAS3, OTCMKTS: BDORY), and UBS BB Investment Banking. From 2012 to 2017, Mr. Magalhães served as Chief Executive Officer of Banco Citibank S.A., the Brazilian banking and investment subsidiary of Citigroup Inc. (NYSE: C). From 2001 to 2012, Mr. Magalhaes served in various positions with American Express Company (NYSE: AXP), including serving as President of Global Network Services for the Americas, President and Chief Executive Officer of American Express’s Mexico subsidiary, American Express Company (Mexico) S.A. de C.V., and President and Chief Executive Officer of American Express’ Brazilian subsidiary, American Express do Brasil Tempos Cia. Since 2020, Mr. Magalhães has served on the Board of Directors of Suzano SA (NYSE: SUZ), a forestry based publicly held company. He has also served on a number of other boards of directors in Latin America, with a focus on the energy, payments and financial sectors. Mr. Magalhães has a post graduate degree in computer science from Pontifical Catholic University of Rio de Janeiro, and a B.S. from The George Washington University. We believe that Mr. Magalhães is qualified to serve on our Board of Directors because extensive executive experience in Latin America and his experience as a board member.

Eva Redhe will serve as one of our directors following completion of the offering. In addition to serving as a Senior Advisor at Bregal Milestone, a London-based private equity firm, since 2019, since 2008 Ms. Redhe has focused on her board assignments and personal investments. From 2004 to 2008, Ms. Redhe worked at the Erik Penser Bank, first as the Chief Executive Officer from 2004 to 2006, and then Executive Chairwoman from 2006 to 2008. Ms. Redhe currently serves on the Board of Directors of the First Swedish National Pension Fund, where she also served as a member of the sustainability committee, ftrack AB, which provides a project management, production tracking and media review platform for the media and entertainment industry, where she previously served as the Chairperson of the Board, and Nordkinn Asset Management AB, a Swedish hedge fund. Ms. Redhe also serves on the Board of Directors of Nordkinn Asset Management AB and Axel Christiernsson International AB. Ms. Redhe has also previously served on numerous public and private company boards of directors in a number of sectors, including life sciences, real estate, communications and finance. Ms. Redhe received a M.S. and M.B.A. from the Stockholm School of Economics. We believe that Ms. Redhe is qualified to serve on our Board of Directors because of her extensive experience as an executive and entrepreneur, as well as her extensive experience as a board leader.

Number and Terms of Office of Officers and Directors

Holders of the Founder Shares will have the right to appoint and remove all of our directors prior to consummation of the Business Combination and holders of the Public Shares will not have the right to vote on the appointment of directors during such time. Each of our directors will hold office for a two-year term. Incumbent directors will also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy.

Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by our board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of the Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Messrs. Aguilar, Carrillo- Zürcher, Magalhães and Ms. Redhe is an “independent director” under applicable SEC and NYSE rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee.

Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit committee

We established an audit committee of the board of directors. Federico Carillo-Zürcher, Hélio L. Magalhães, and Eva Redhe serve as members of our audit committee. Our board of directors has determined that each of Federico Carillo-Zürcher, Hélio L. Magalhães, and Eva Redhe are independent. Mr. Carrillo-Zurcher serves as the chair of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that each of Federico Carillo-Zürcher, Hélio L. Magalhães, and Eva Redhe qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating committee

We established a nominating committee of our board of directors. The members of our nominating committee will be José Antonio Aguilar Bueno, Federico Carrillo-Zurcher and Eva Redhe. Mr. Aguilar will serve as chairman of the nominating committee. Our board of directors has determined that each of José Antonio Aguilar Bueno, Federico Carrillo-Zurcher and Eva Redhe are independent.

The nominating committee is responsible for:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by our Board of Directors, and recommending to our Board of Directors candidates for nomination for appointment;

•	developing and recommending to our Board of Directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of our Board of Directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Guidelines for selecting director nominees

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Federico Carrillo- Zürcher, Hélio L.Magalhães and Eva Redhe. Mr. Magalhães serves as chairman of the compensation committee.

Our board of directors has determined that each of Federico Carrillo- Zürcher, Hélio L.Magalhães and Eva Redhe are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation committee interlocks and insider participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s business	Affiliation
Jorge de Pablo	LAIG Investments	Private equity	Managing Partner
	Genneia SA	Renewable energy company	Director
	WiseHood Argentina S.A.	Energy efficiency	Chairman of the Board
	Gosmo	Fleet management	Chairman of the Board
	Tactile Mobility	Artificial intelligence software	Chairman of the Board
Carlos Guimarães	LAIG Investments	Private equity	Chairman of the Board
	Brazilian-American Chamber of Commerce	Chamber of commerce	Director
	Americas Society/Council of the Americas	International business	Director
	ITHAX Acquisition Corp.	SPAC (focus on leisure, hospitality and travel)	Director
	WiseHood International	Energy efficiency	Chairman of the Board
Pär Lindström	I(x) Net Zero plc	Private equity	Chief Investment Officer
Matías de Buján	LAIG Investments	Private equity	Managing Director
	WiseHood Argentina S.A.	Energy efficiency	Chief Executive Officer
José Antonio Aguilar Bueno	Vive Energia SAPI de CV	Renewable energy	Principal
	Fondo AgroPyme	Venture capital (focused on agrobusiness)	Member, Investment Committee
	Fonfo FICA	Venture capital (focused on agrobusiness)	Member, Investment Committee
	Grupo Azucarero del Tropico, SA de CV	Sugar, energy and alcohol producer	Director
Federico Carrillo- Zürcher	Imaginarium S.A.	Children’s toys	Chairman and Chief Executive Officer
Hélio L. Magalhães	Suzano SA	Paper and pulp	Director
	Companhia Melhoramentos de São Paulo	Holding company	Director
Eva Redhe	Bregal Milestone	Private equity	Senior Advisor
	First Swedish National Pension Fund	Pension fund	Director
	Nordkinn Asset Management	Asset management firm	Director
	Axel Christiernsson International AB	Formulated grease manufacturer	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our sponsor subscribed for founder shares prior to the date of this report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shares voted at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our management team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of March 24, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 8,625,000 Class B ordinary shares outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares(2)		Class A ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Enphys Acquisition Sponsor LLC (our sponsor) (3)	6,494,800	75.3%	—	—	15.1%
Fir Tree Capital Management LP (4)	—	—	2,778,700	8.1%	6.5%
Radcliffe Capital Management, L.P. (5)	—	—	2,469,892	7.2%	5.7%
Polar Asset Management Partners Inc. (6)	—	—	2,472,200	7.2%	5.7%
MAGNETAR FINANCIAL LLC (7)	—	—	2,467,363	7.2%	5.7%
Teacher Retirement System of Texas (8)	—	—	2,475,000	7.2%	5.7%
Sea Otter Securities Group LLC (9)	—	—	2,475,000	7.2%	5.7%
CaaS Capital Management LP(10)	—	—	2,355,000	6.8%	5.5%
Jose Antonio Aguilar Bueno	—	—	—	—	—
Matías de Buján	—	—	—	—	—
Charles Homcy	—	—	—	—	—
Federico Carrillo- Zürcher	—	—	—	—	—
Carlos Guimarães	—	—	—	—	—
Pär Lindström	—	—	—	—	—
Hélio L. Magalhães	—	—	—	—	—
Eva Redhe	—	—	—	—	—
Jorge de Pablo	6,494,800	75.3%	—	—	15.1%
All officers and directors as a
group (nine individuals)(6)	6,494,800	75.3%	—	50.9%	55.6%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 216 East 45th Street, 13th Floor, New York, New York 10017.
(2)	Does not include 8,900,000 Class A ordinary shares underlying the private placement warrants.

(3)
Enphys Acquisition Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Certain of our officers and directors are or will be, directly or indirectly, members of our sponsor. Mr. de Pablo may be deemed to beneficially own shares held by our sponsor by virtue of their shares control over our sponsor. Other than Mr. de Pablo, no member of our sponsor exercises voting or dispositive control over any of the shares held by our sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Mr. de Pablo disclaims beneficial ownership of our ordinary shares held by our sponsor.

(4)
Based on a Schedule 13G filed on February 14, 2022 by Fir Tree Capital Management LP, a  Delaware limited partnership (“Fir Tree Capital”),  55 West 46th Street, 29th Floor New York, NY 10036. Fir Tree Capital may be deemed to be the beneficial owner of 2,778,700 Class A ordinary shares, over which it has sole investment and voting power.

(5)
Based on a Schedule 13G filed on February 14, 2022 by Radcliffe Capital Management, L.P (“Radcliffe”),  RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P and Radcliffe SPAC GP, LLC, 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. Radcliffe may be deemed to be the beneficial owner of 2,469,892 Class A ordinary shares, over which it has shared investment and voting power.

(6)
Based on a Schedule 13G filed on February 8, 2022 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), 216 East 45th Street, 13th Floor, New York, NY, 10017. Polar may be deemed to be the beneficial owner of 2,472,200 Class A ordinary shares, over which it has sole investment and voting power.

(7)
Based on a Schedule 13G filed on February 4, 2022 by MAGNETAR FINANCIAL LLC (“Magnetar Financial”), Magnetar Capital Partners LP, Supernova Management LLC, Alec N. Litowitz, 216 East 45th Street, 13th Floor, New York, NY, 10017. Magnetar Financial may be deemed to be the beneficial owner of 2,467,363 Class A ordinary shares, over which it has shared investment and voting power.

(8)
Based on a Schedule 13G filed on December 8, 2021 by Teacher Retirement System of Texas (“Teacher Retirement System”), 216 East 45th Street, 13th Floor New York, NY 10017. Teacher Retirement System may be deemed to be the beneficial owner of 2,475,000 Class A ordinary shares, over which it has sole investment and voting power.

(9)
Based on a Schedule 13G filed on October 12, 2021 by Sea Otter Securities Group LLC, a Delaware limited liability company (“Sea Otter Securities”), 107 Grand St, 7th Floor, New York, New York 10013. Sea Otter Securities may be deemed to be the beneficial owner of 2,475,000 Class A ordinary shares, over which it has sole investment and voting power.

(10)
Based on a Schedule 13G filed on March 21, 2022 by CaaS Capital Management LP (“CaaS Capital”), CaaS Capital Management GP LLC and Siufu Fu, 216 East 45th Street, 13th Floor, New York, New York 10017. Caas Capital may be deemed to be the beneficial owner of 2,355,000 Class A ordinary shares, over which it has shared investment and voting power.

Our initial shareholders beneficially owned approximately 20% of the issued and outstanding shares of our ordinary shares following our initial public offering. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, our sponsor and each member of our management team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In March 2021, our sponsor purchased 7,187,500 founder shares for a capital contribution of $25,000, or approximately $0.003 per share. In October 2021, we effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 8,625,00 founder shares. Immediately thereafter, our sponsor transferred 20,000 Class B ordinary shares to each of our independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased, pursuant to a written agreement, 8,900,000 warrants, at a price of $1.00 per warrant in a private placement which occurred concurrently with the closing of our initial public offering for an aggregate purchase price of $8,900,000. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Further, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this report entitled “Description of Securities—Registration and Shareholder Rights.”

Our sponsor has indicated a potential interest to purchase our shares in a private placement that would occur concurrently with the consummation of our initial business combination. It is expected that the capital from any such private placement, if made, would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from any such private placement would be used for working capital in the post-transaction company. Sponsor is under no obligation to buy any such shares and we are not under any obligation to sell any such shares. Such investment would be made on terms and conditions determined at the time of the business combination.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, that provides for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Hélio L. Magalhães, Federico Carrillo-Zürcher, Eva Redhe and José Antonio Aguilar Bueno are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to BDO USA, LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the period from March 3, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO USA, LLP for audit fees, inclusive of required filings with the SEC for the period from March 3, 2021 (inception) through December 31, 2021 including the services rendered in connection with our initial public offering, totaled $91,900.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from March 3, 2021 (inception) through December 31, 2021 financial statements and are not reported under “Audit Fees.” For the period from March 3, 2021 (inception) through December 31, 2021, BDO USA, LLP did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from March 3, 2021 (inception) through December 31, 2021, we BDO USA, LLP did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the period from March 3, 2021 (inception) through December 31, 2021, BDO USA, LLP did not render any of these other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 5, 2021, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters.(2)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Form of Specimen Unit Certificate. (1)
4.2	Form of Specimen Ordinary Share Certificate. (1)
4.3	Form of Specimen Warrant Certificate.(1)
4.4	Description of Securities.*
4.5	Warrant Agreement, dated as of October 5, 2021, between the Company and Continental Stock Transfer & Trust Company.(2)
10.1	Promissory Note, dated as of March 4, 2021, issued to Enphys Acquisition Sponsor LLC
10.2	Form of Subscription Agreement by and between the Company and each of the anchor investors. (2)
10.3	Investment Management Trust Agreement, dated as of October 5, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee agent. (2)
10.4	Registration and Shareholder Rights Agreement, dated as of November 17, 2020, between the Company and the Sponsor. (2)
10.5	Sponsor Warrants Purchase Agreement, dated as of October 5, 2021, by and between the Company and Enphys Acquisition Sponsor LLC.(2)
10.6	Letter Agreement, dated as of October 5, 2021, by and among the Company, its officers, its directors and Enphys Acquisition Sponsor LLC. (2)
10.7	Administrative Support Agreement, dated October 5, 2021, by and between the Company and Enphys Acquisition Sponsor LLC. (2)
10.8	Form of Upsizing Letter Agreement by and between the Company and each of the anchor investors. (2)
10.9	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company. (2)
14.1	Form of Code of Ethics and Business Conduct. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on August 13, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 12, 2021.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
April 22, 2022

ENPHYS ACQUISITION CORP.

By:	/s/ Jorge de Pablo
Name: Jorge de Pablo
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge de Pablo	Chief Executive Officer and Director	April 22, 2022
Jorge de Pablo	(Principal Executive Officer)

/s/ Pär Lindström	Chief Financial Officer and Director	April 22, 2022
Pär Lindström	(Principal Financial and Accounting Officer)

/s/ José Antonio Aguilar Bueno	Director	April 22, 2022
José Antonio Aguilar Bueno

/s/ Federico Carrillo-Zürcher	Director	April 22, 2022
Federico Carrillo-Zürcher

/s/ Hélio L. Magalhães	Director	April 22, 2022
Hélio L. Magalhães

/s/ Eva Redhe	Director	April 22, 2022
Eva Redhe

Enphys Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Enphys Acquisition Corp.
New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Enphys Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, NY
April 22, 2022

Enphys Acquisition Corp.

BALANCE SHEET
As of December 31, 2021

ASSETS
Current Assets:
Cash	$811,442
Prepaid expenses	276,800
Due from Sponsor	100,000
Total Current Assets	1,188,242

Marketable securities held in Trust Account	345,030,847

Prepaid expenses, non-current	187,908

Total Assets	$346,406,997

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$36,312
Accrued offering costs	204,142

Total Current Liabilities	240,454

Warrant liabilities	12,949,000
Deferred underwriting commission	12,075,000

Total Liabilities	25,264,454

COMMITMENTS AND CONTINGENCIES (Note 6)

Redeemable Class A Ordinary Shares Subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.00 per share	345,030,847

SHAREHOLDERS’ DEFICIT:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(23,889,167)
Total Shareholders’ Deficit	(23,888,304)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,406,997

The accompanying notes are an integral part of these financial statements.

Enphys Acquisition Corp.

STATEMENT OF OPERATIONS

For the Period from March 3, 2021 (Inception) Through December 31, 2021

Administrative services – related party	$30,000
General and administrative expenses	684,736
Total expenses	714,736

LOSS FROM OPERATIONS	(714,736)

OTHER INCOME (EXPENSES)
Earnings and gains from marketable securities and interest income on cash	30,917
Transaction costs allocable to warrant liabilities	(1,338,187)
Change in fair value of warrant liabilities	4,048,500
OTHER INCOME, NET	2,741,230

Net income	$2,026,494

Weighted average number of Class A ordinary shares outstanding, basic and diluted	9,564,356
Basic and diluted net income per Class A ordinary share	$1.09

Weighted average number of Class B ordinary share outstanding, basic and diluted	7,811,881
Basic and diluted net loss per Class B ordinary share	$(1.12)

The accompanying notes are an integral part of the financial statements.

Enphys Acquisition Corp.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000

Share-based compensation	—	—	557,600	—	557,600

Excess proceeds received over fair value of warrants	—	—	3,115,000	—	3,115,000

Anchor shares transferred from Sponsor	—	—	14,289,894	—	14,289,894

Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	(17,986,631)	(25,884,814)	(43,871,445)

Subsequent accretion of Class A ordinary shares to redemption value	—	—	—	(30,847)	(30,847)

Net income	—	—	—	2,026,494	2,026,494
Balance as of December 31, 2021	8,625,000	$863	$—	$(23,889,167)	$(23,888,304)

The accompanying notes are an integral part of the financial statements.

Enphys Acquisition Corp.

STATEMENT OF CASH FLOWS

For the period from March 3, 2021 (Inception) Through December 31 2021
Cash Flows From Operating Activities:
Net income	$2,026,494
Adjustments to reconcile net income to net cash used in operating activities:
Formation and organization costs paid by related parties	11,043
Stock-based compensation	557,600
Change in fair value of warrant liabilities	(4,048,500)
Transaction costs allocable to warrant liabilities	1,338,187
Earnings and gains from marketable securities	(30,847)
Changes in operating assets and liabilities:
Prepaid expenses	(276,800)
Prepaid expenses, long term	(187,908)
Accounts payable and accrued expenses	25,269
Net Cash Used In Operating Activities	(585,462)

Cash Flows From Investing Activities:
Investment in marketable securities held in Trust Account	(345,000,000)
Net Cash Used In Investing Activities	(345,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Proceeds from note payable	52,000
Repayment of note payable	(195,625)
Due from related party	(100,000)
Payment of offering costs	(359,471)
Net Cash Provided By Financing Activities	346,396,904

Net change in cash	811,442
Cash at beginning of period	-
Cash at end of period	$811,442

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$12,075,000
Accretion of Class A ordinary shares subject to possible redemption to redemption value	$43,871,445
Offering costs included in accrued offering costs	$204,142
Deferred offering costs paid by related party in exchange for Class B ordinary shares	$25,000
Deferred offering costs paid by related party	$143,625
Subsequent accretion of Class A ordinary shares to redemption value	$30,847

The accompanying notes are an integral part of the financial statements.

Enphys Acquisition Corp.

Notes to Financial Statements

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3.

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

Transaction costs amounted to $19,707,238 consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $720,938 of costs related to the Initial Public Offering. Cash of $811,442 was held outside of the Trust Account on December 31, 2021 and was available for working capital purposes. As described in Note 5, the $12,075,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by October 8, 2023.

The Company’s anchor investors are certain institutional investors and investment funds, including but not limited to: Alberta Investment Management Corp., Akaris Global Partners, LP, Ancora Advisors, LLC, Diameter Capital Partners LP, Fir Tree Capital Management, Polar Asset Management Partners, Sea Otter Securities Group LLC and the Teacher Retirement System of Texas, or funds affiliated with such anchor investors (collectively, the “Anchor Investors”). Upon close of the Initial Public Offering, the anchor investors received 2,050,200 Founder Shares (“Anchor Shares”) with the Company cancelling an equivalent number of shares. The fair value of the Anchor Shares was treated as an issuance cost of the offering which was allocated to the Class A shares and public warrants. (See note 2 – “Offering Costs associated with an Initial Public Offering”).

Following the closing of the Initial Public Offering and the exercise of the overallotment option on October 8, 2021, an amount of $338,100,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering (net of the $6,900,000 underwriter fee paid at close) and $8,900,000 from the Private Placement Warrants were placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. The Company deposited the remaining $2,000,000 of the net proceeds of the Private Placement Warrants into a bank account for working capital purposes.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

Going Concern, Liquidity and Management’s Plan

As of December 31, 2021, the Company had $811,442 in operating cash and working capital of $947,788.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities held in Trust Account

The Company’s portfolio of marketable securities held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities and interest and dividends is included in earnings and gains on marketable securities held in Trust Account, in the accompanying Statement of Operations. As of December 31, 2021, the Company had $345,030,847 held in the Trust Account.

Offering Costs associated with an Initial Public Offering

Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount of proceeds allocated to such instruments. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs of $732,238 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $18,975,000 were allocated between temporary equity and the Public Warrants. Total offering costs were $33,997,132 which included the fair value of the anchor shares issued of $14,289,894 and the underwriting costs of $18,975,000 and other offering costs of $732,238. Of these costs, $1,338,187 were allocated to the warrants and are expensed as incurred.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit. On December 31, 2021, the Company recorded an accretion of approximately $43.9 million.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)
Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Class A ordinary shares subject to possible redemption	$345,030,847

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share of does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 26,150,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the period from March 3, 2021 (Inception) to December 31 2021
Net income	$2,026,494
Accretion of temporary equity to redemption value	(43,902,292)
Net loss including accretion of temporary equity to redemption value	$(41,875,798)

	For the period from March 3, 2021 (Inception) to December 31, 2021
	Redeemable	Non-Redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(33,487,836)	$(8,387,962)
Deemed dividend for accretion of temporary equity to redemption value	43,902,292	—
Allocation of net income (loss)	$10,414,456	$(8,387,962)
Denominator:
Weighted-average shares outstanding	9,564,356	7,811,881
Basic and diluted net income (loss) per ordinary share	$1.09	$(1.12)

In connection with the underwriters’ full exercise of their over-allotment option on October 26, 2021, 375,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of the Company’s financial assets and liabilities, except for warrant liabilities, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature (see Note 9).

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. Such warrant classification is also subject to re-evaluation at each reporting period.

Stock Compensation Expense

Stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred. Below are the assumptions utilized to calculate the fair value of the shares using the Mote Carlo method.

October 8, 2021
Risk-free interest rate	0.93%
Expected term	1 year
Expected volatility of underlying stock	20.0%
Dividends	0%

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  This guidance changes how entities account for convertible instruments and contracts in an entity's own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments.  This guidance also modifies the guidance on diluted earnings per share calculations.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.  The Company is currently evaluating the impact of this ASU on the financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.	INITIAL PUBLIC OFFERING

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

NOTE 4.	PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”) to Enphys Acquisition Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $8,000,000.

In connection with the exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants at a purchase price of $1.00 per warrant, generating gross proceeds to the Company in the amount of $900,000.

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

NOTE 5.	RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Sponsor purchased 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 in exchange for paying certain expenses on behalf of the Company. On October 5, 2021, the Company effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Upon exercise of the underwriter’s overallotment option, these shares are no longer subject to forfeiture. Concurrent with the offering, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors as consideration for services already performed on behalf of the Company. These 80,000 Founder Shares shall not be subject to forfeiture in the event that the underwriter’s over-allotment option is not exercised. Upon transfer of these shares, the Company recorded $557,600 of share-based compensation for services provided by the independent directors.

Upon close of the Initial Public Offering, the anchor investors received 2,050,200 Founder Shares (“Anchor Shares”) with the Company cancelling an equivalent number of shares. The grant date fair value of the shares transferred was $6.97 per share or an aggregate of $14,289,894 which was treated as an offering cost in accordance with Staff Accounting Bulletin 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering in the same proportion that the proceeds were allocated to such instruments, compared to total proceeds received and $452,742 was expensed in the statement of operations and the remainder was charged to the Class A ordinary shares.

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

Promissory Note — Related Party

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, there was no amount outstanding under the Promissory Note.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period ended December 31, 2021, the Company recorded $30,000 in fees pursuant to the agreement, which are recorded to the statement of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

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

On October 8, 2021, the underwriters purchased an additional 4,500,000 Units pursuant to the full exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45,000,000.

NOTE 7.	SHAREHOLDERS’ EQUITY

Preferred Shares  —  The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares —  The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 34,500,000 shares of the Class A ordinary shares issued and outstanding, including 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheet.

Class B Ordinary Shares  —  The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. In addition, in a vote to continue our company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents for such jurisdiction) which requires the approval of at least two-thirds of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a shareholders meeting, holders of our Class B ordinary shares will have ten votes for every Class B ordinary share and holders of our Class A ordinary shares will have one vote for every Class A ordinary share.  Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A ordinary shares redeemed in connection with a Business Combination), excluding any Class A ordinary shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination and any Private Placement Warrants issued to the Sponsor.

NOTE 8.	WARRANT LIABILITIES

The Company accounts for the 26,150,000 warrants to be issued in connection with the Initial Public Offering (representing 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a derivative liability at its fair value.

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

NOTE 9.	FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,030,847

Liabilities:
Warrant liability – Private Placement Warrants	2	$4,324,000
Warrant liability – Public Warrants	1	$8,625,000

The fair value for marketable securities held in Trust Account is determined using quoted market prices in active markets.

The Warrants are measured at fair value on a recurring basis. Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. Upon initial issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. As of December 31, 2021, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period March 3, 2021 (inception) through December 31, 2021:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at March 3, 2021 (inception)	$—
Derivative liabilities recorded on issuance of warrants	16,997,500
Change in fair value of the warrants during the period	(4,048,500)
Transfer to Level 1	(8,625,000)
Transfer to Level 2	(4,324,000)
Balance, December 31, 2021	$—

The key inputs into the Monte Carlo and Black-Scholes simulation models at issuance were as follows:

October 8, 2021
Risk-free interest rate	0.93%
Expected life of warrants	6.5 years
Expected volatility of underlying shares	15.0%
Dividend yield	0%
Probability of business combination	90%

Subsequent to the initial public offering, the fair value of the Public Warrants is determined using quoted market prices, and the Private Warrants are benchmarked to the fair value of the Public Warrants.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at March 3, 2021 (inception)	$—	$—	$—
Initial measurement at October 8, 2021	5,785,000	11,212,500	16,997,500
Change in fair value	(1,461,000)	(2,587,500)	(4,048,500)
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000

Upon initial issuance of the derivative warrants, the Company recorded a derivative liability of $16,997,500. As of December 31, 2021, the derivative liability was $12,949,000. In addition, for the period March 3, 2021 (inception) through December 31, 2021, the Company recorded $4,048,500 as an unrealized gain on the change in fair value of the derivative warrants in the statement of operations. The Company charged $3,115,000 to additional paid in capital for the proceeds received for the Private Placement Warrant liabilities which exceeded the fair value of Private Placement Warrants.