Form 10-Q
period 2022-03-31
Enphys Acquisition Corp.
filed 2022-05-20
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022 there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the period March 3, 2021 (inception) through March 31, 2021	2
	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months ended March 31, 2022 and for the period March 3, 2021 (inception) through March 31, 2021	3
	Condensed Statements of Cash Flows for the Three Months ended March 31, 2022 and for the period March 3, 2021 (inception) through March 31, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
SIGNATURES		24

PART I-FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$871,413	$811,442
Prepaid expenses	270,288	276,800
Due from Sponsor	—	100,000
Total Current Assets	1,141,701	1,188,242

Marketable securities held in Trust Account	345,089,903	345,030,847

Prepaid expenses, non-current	193,470	187,908
Total Assets	$346,425,074	$346,406,997

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$199,776	$36,312
Accrued offering costs	186,571	204,142
Total Current Liabilities	386,347	240,454

Warrant liabilities	7,163,700	12,949,000
Deferred underwriting commission	12,075,000	12,075,000
Total liabilities	19,625,047	25,264,454

COMMITMENTS AND CONTINGENCIES (Note 6)
Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	345,089,903	345,030,847

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,290,739)	(23,889,167)
Total Shareholders’ Deficit	(18,289,876)	(23,888,304)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,425,074	346,406,997

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 3, 2021 (Inception) Through March 31, 2021

EXPENSES
Administration fee - related party	$30,000	$—
General and administrative	156,872	8,530
Total expenses	186,872	8,530

LOSS FROM OPERATIONS	(186,872)	(8,530)

OTHER INCOME
Earnings from marketable securities held in Trust Account	59,056	—
Change in fair value of warrant liabilities	5,785,300	—
TOTAL OTHER INCOME	5,844,356	—

Net income (loss)	$5,657,484	$(8,530)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000
Basic and diluted net income per Class A ordinary share	$0.13

Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000	7,500,000
Basic and diluted net income (loss) per Class B ordinary share	$0.13	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	8,625,000	$863	$—	$(23,889,167)	$(23,888,304)

Current period accretion of Class A ordinary shares to redemption value	—	—	—	(59,056)	(59,056)

Net income	—	—	—	5,657,484	5,657,484
Balance as of March 31, 2022	8,625,000	$863	$—	$(18,290,739)	$(18,289,876)

FOR THE PERIOD MARCH 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 2, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	(8,530)	(8,530)
Balance as of March 31, 2021	8,625,000	$863	$24,137	$(8,530)	$16,470

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period From March 3, 2021
	For the Three Months Ended March 31, 2022	(Inception) Through March 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$5,657,484	$(8,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings on marketable securities held in the Trust Account	(59,056)	—
Change in fair value of derivative liabilities	(5,785,300)	—
Changes in operating assets and liabilities:
Prepaid expenses	6,512	—
Other assets	(5,562)	—
Accounts payable and accrued expenses	163,464	8,530
Net Cash Used In Operating Activities	(22,458)	—

Cash Flows From Financing Activities:
Proceeds from repayment of Sponsor note receivable	100,000	—
Payment of offering costs	(17,571)	—
Net Cash Provided By Financing Activities	82,429	—

Net change in cash	59,971	—

Cash at beginning of period	811,442	—
Cash at end of period	$871,413	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$128,000
Current period accretion of Class A ordinary shares to redemption value	$59,056	$—

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2022, the Company had $871,413 in operating cash and working capital of $755,354.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial states and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 22, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities held in Trust Account

The Company’s portfolio of marketable securities held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities and interest and dividends is included in earnings and gains on marketable securities held in Trust Account, in the accompanying Statement of Operations.

Offering Costs associated with an Initial Public Offering

Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount of proceeds allocated to such instruments. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs of $732,238 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $18,975,000 were allocated between temporary equity and the Public Warrants. Total offering costs were $33,997,132 which included the fair value of the anchor shares issued of $14,289,894 and the underwriting costs of $18,975,000 and other offering costs of $732,238. Of these costs, $1,338,187 were allocated to the warrants and were expensed upon completion of the Initial Public Offering.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit. On March 31, 2022 and December 31, 2021, the Company recorded an accretion of approximately $59,000 and $43.9 million, respectively.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)
Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	59,056
Balance, March 31, 2022	$345,089,903

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022

Net income	$5,657,484
Accretion of temporary equity to redemption value	(59,056)
Net income including accretion of temporary equity to redemption value	$5,598,428

	For the period from March 3, 2021
	(Inception) to December 31, 2021
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$4,478,742	$1,119,686
Deemed dividend for accretion of temporary equity to redemption value	59,056	-
Allocation of net income	$4,537,798	$1,119,686
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the period from March 3, 2021 (inception) through March 31, 2021:

For the Period From March 3, 2021 (inception) Through March 31, 2021
Numerator: Loss allocable to Class B ordinary shares	(8,530)
Denominator: Basic and diluted weighted average shares outstanding	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices or similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
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

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting date. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. Such warrant classification is also subject to re-evaluation at each reporting period.

Stock Compensation Expense

Stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred. Below are the assumptions utilized to calculate the fair value of the shares using the Monte Carlo method.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3 - INITIAL PUBLIC OFFERING

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

NOTE 4 - PRIVATE PLACEMENTS

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

NOTE 5 - RELATED PARTIES

Founder Shares

During the period ended March 4, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 in exchange for paying certain expenses on behalf of the Company. On October 5, 2021, the Company effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Upon exercise of the underwriter’s overallotment option, these shares are no longer subject to forfeiture. Concurrent with the offering, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors as consideration for services already performed on behalf of the Company. These 80,000 Founder Shares were not subject to forfeiture in the event that the underwriter’s did not exercise the over-allotment option. Upon transfer of these shares, the Company recorded $557,600 of share-based compensation for services provided by the independent directors.

Upon close of the Initial Public Offering, the anchor investors received 2,050,200 Founder Shares (“Anchor Shares”) with the Company cancelling an equivalent number of shares. The grant date fair value of the shares transferred was $6.97 per share or an aggregate of $14,289,894 which was treated as an offering cost in accordance with Staff Accounting Bulletin 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering in the same proportion that the proceeds were allocated to such instruments.

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

Promissory Note

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $30,000 in fees pursuant to the agreement, which are recorded to the condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SHAREHOLDER’S EQUITY

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of the Class A ordinary shares issued and outstanding, including 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

NOTE 8 - WARRANT LIABILITIES

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

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $10.00 - Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021

Assets:
Investments held in Trust Account	1	$345,089,903	$345,030,847

Liabilities:
Warrant liability – Private Placement Warrants	2	$2,333,700	$4,324,000
Warrant liability – Public Warrants	1	4,830,000	8,625,000
		$7,163,700	$12,949,000

The Warrants are measured at fair value on a recurring basis. Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. Upon initial issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. As of March 31, 2022 and December 31, 2021, the fair value of the Public Warrants is determined using quoted market prices and are classified as Level 1, and the Private Warrants are benchmarked to the fair value of the Public Warrants and are classified as Level 2.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(1,990,300)	(3,795,000)	(5,785,300)
Fair value at March 31, 2022	$2,333,700	$4,830,000	$7,163,700

As of March 31, 2022 and December 31, 2021, the derivative liability was $7,163,700 and $12,949,000, respectively. In addition, for the three months ended March 31, 2022, the Company recorded $5,785,300 as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations.

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

For the three months ended March 31, 2022, we had net income of $5,657,484, which consisted of general and administrative expenses of $186,872 offset by $5,785,300 for the net change in derivative liabilities and earnings and gains on marketable securities in the Trust Account of $59,056.

  For the period from March 3, 2021 (inception) through March 31, 2022, we had a net loss of $8,530, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $871,413 in cash and working capital of $755,354.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of March 31, 2022, no amount under the Note remains outstanding.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

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

Related Party Transactions

Please refer to Note 5, Related Parties, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of our related party transactions.

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

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies, in “Part 1. Financial Information - Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

We previously identified a material weakness as of December 31, 2021 related to the (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities and (b) control activities which resulted in the failure to design and implement controls which provided a sufficient level of precision around the accounting of offering costs and the failure to properly design and implement controls over the presentation of earnings per share as well as required financial statement disclosures. The Company implemented new controls to ensure that our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The Company tested the controls that were implemented and concluded that the controls were operating effectively as of March 31, 2022. As a result, management concluded that the material weakness was remediated as of March 31, 2022.

A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, "Risk Factors" of our annual report on Form 10-K filed with the SEC on April 22, 2022 (“Form 10-K). Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which blank check companies like our company could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that the company satisfies certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a company like our company to file a report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the registration statement for the initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 8,900,000 Private Placement Warrants to the Sponsor at an aggregate price of, and generating gross proceeds to the Company of $8,900,000, $6,900,000 of which was placed in the Trust Account.

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022, there was no amount outstanding under the Promissory Note.

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

ENPHYS ACQUISITION CORP.

Date: May 20, 2022	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer