Form 10-Q
period 2022-06-30
Enphys Acquisition Corp.
filed 2022-08-15
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of August 12, 2022 there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months ended June 30, 2022 and 2021, the Six Months ended June 30, 2022 and for the period March 3, 2021 (inception) through June 30, 2021	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended June 30, 2022 and 2021, Six Months Ended June 30, 2022 and for the Period from March 25, 2021 (Inception) Through June 30, 2021	3
	Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the period March 3, 2021 (inception) through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

PART I-FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$605,283	$811,442
Prepaid expenses	266,921	276,800
Due from Sponsor	—	100,000
Total Current Assets	872,204	1,188,242

Marketable securities held in Trust Account	345,476,117	345,030,847

Prepaid expenses, non-current	109,932	187,908
Total Assets	$346,458,253	$346,406,997

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$387,171	$36,312
Accrued offering costs	39,999	204,142
Total Current Liabilities	427,170	240,454

Warrant liabilities	5,937,900	12,949,000
Deferred underwriting commission	12,075,000	12,075,000
Total liabilities	18,440,070	25,264,454

COMMITMENTS AND CONTINGENCIES (Note 6)
Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	345,476,117	345,030,847

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,458,797)	(23,889,167)
Total Shareholders’ Deficit	(17,457,934)	(23,888,304)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,458,253	346,406,997

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period March 3, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
EXPENSES
Administration fee - related party	$30,000	$—	$60,000	$—
General and administrative	363,858	2,513	520,730	11,043
TOTAL EXPENSES	393,858	2,513	580,730	11,043

OTHER INCOME
Income earned on Investments held in Trust Account	386,214	—	445,270	—
Change in fair value of derivative warrant liabilities	1,225,800	—	7,011,100	—
TOTAL OTHER INCOME	1,612,014	—	7,456,370	—

Net income (loss)	$1,218,156	$(2,513)	$6,875,640	$(11,043)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	—	34,500,000	—
Basic and diluted net income per Class A ordinary share	$0.03	$—	$0.16	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per Class B ordinary share	$0.02	$(0.00)	$0.15	$(0.00)

(1)
Share amounts for the periods ended exclude an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,625,000	$863	$—	$(23,889,167)	$(23,888,304)

Current period accretion of Class A ordinary shares to redemption value	—	—	—	(59,056)	(59,056)

Net income	—	—	—	5,657,484	5,657,484

Balance as of March 31, 2022	8,625,000	863	$—	(18,290,739)	(18,289,876)

Current period accretion of Class A ordinary shares to redemption value	—	—	—	(386,214)	(386,214)

Net income	—	—	—	1,218,156	1,218,156

Balance as of June 30, 2022	8,625,000	$863	$—	$(17,458,797)	$(17,457,934)

FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	(8,530)	(8,530)

Balance as of March 31, 2021	8,625,000	$863	$24,137	$(8,530)	$16,470

Net loss	—	—	—	(2,513)	(2,513)

Balance as of June 30, 2021	8,625,000	$863	$24,137	$(11,043)	$13,957

(1)
Share amounts for the periods ended include an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of these condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period From March 3, 2021 (Inception) Through June 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$6,875,640	$(11,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings on marketable securities held in the Trust Account	(445,270)	—
Change in fair value of derivative liabilities	(7,011,100)	—
Changes in operating assets and liabilities:
Prepaid expenses	9,879	—
Prepaid expenses, non-current	77,976	—
Accounts payable and accrued expenses	350,859	11,043
Net Cash Used In Operating Activities	(142,016)	—

Cash Flows From Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	345,280,102	—
Purchase of U.S. government treasury obligations	(345,280,102)	—
Net Cash used in Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from repayment of Sponsor note receivable	100,000	—
Payment of offering costs	(164,143)	—
Net Cash Provided By Financing Activities	(64,143)	—

Net change in cash	(206,159)	—

Cash at beginning of period	811,442	—
Cash at end of period	$605,283	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$215,031
Deferred offering costs paid by related party	$—	$168,625
Deferred offering costs paid by related party in exchange for Class B ordinary shares	$—	$25,000
Current period accretion of Class A ordinary shares to redemption value	$249,813	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of June 30, 2022, the Company had $605,283 in operating cash and working capital of $445,034.

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial states and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 22, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit. On June 30, 2022 and December 31, 2021, the Company recorded an accretion of approximately $250,000 and $43.9 million, respectively.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)
Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	445,270
Balance, June 30, 2022	$345,476,117

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2022:

For the Three Months Ended
June 30, 2022
Net income	$1,218,156
Accretion of temporary equity to redemption value	(386,214)
Net income excluding accretion of temporary equity to redemption value	$831,942

	For the Three Months Ended
	June 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$665,554	$166,388
Deemed dividend for accretion of temporary equity to redemption value	386,214	—
Allocation of net income	$1,051,768	$166,388
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.03	$0.02

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2021:

For the Three Months Ended June 30, 2021

Numerator: Loss allocable to Class B ordinary shares	$(2,513)
Denominator: Basic and diluted weighted average shares outstanding	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	(0.00)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the six months ended June 30, 2022:

For the Six Months Ended June 30, 2022

Net income	$6,875,640
Accretion of temporary equity to redemption value	(445,270)
Net income excluding accretion of temporary equity to redemption value	$6,430,370

	For the Six Months Ended
	June 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$5,144,296	$1,286,074
Deemed dividend for accretion of temporary equity to redemption value	445,270	-
Allocation of net income	$5,589,566	$1,286,074
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.16	$0.15

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the period from March 3, 2021 (inception) through June 30, 2021:

For the Period From March 3, 2021 (inception) Through June 30, 2021

Numerator: Loss allocable to Class B ordinary shares	(11,043)
Denominator: Basic and diluted weighted average shares outstanding	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks.

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

Share-based Compensation Expense

Share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred. Below are the assumptions utilized to calculate the fair value of the shares using the Monte Carlo method.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

Promissory Note

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000 in fees pursuant to the agreement, respectively, which are recorded to the condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 - SHAREHOLDER’S EQUITY

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of the Class A ordinary shares issued and outstanding, including 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021

Assets:
Investments held in Trust Account	1	$345,476,117	$345,030,847

Liabilities:
Warrant liability – Private Placement Warrants	2	$1,970,400	$4,324,000
Warrant liability – Public Warrants	1	3,967,500	8,625,000
		$5,937,900	$12,949,000

The Warrants are measured at fair value on a recurring basis. Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. Upon initial issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. As of June 30, 2022 and December 31, 2021, the fair value of the Public Warrants is determined using quoted market prices and are classified as Level 1, and the Private Warrants are benchmarked to the fair value of the Public Warrants and are classified as Level 2.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(2,353,600)	(4,657,500)	(7,011,100)
Fair value at June 30, 2022	$1,970,400	$3,967,500	$5,937,900

As of June 30, 2022 and December 31, 2021, the derivative liability was $5,937,900 and $12,949,000, respectively. In addition, for the three and six months ended June 30, 2022, the Company recorded $1,225,800 and $7,011,100 as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations, respectively.

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

For the three months ended June 30, 2022, we had net income of $1,218,156, which consisted of general and administrative expenses of $393,858 offset by $1,225,800 for the net change in derivative liabilities and earnings and gains on marketable securities in the Trust Account of $386,214.

For the three months ended June 30, 2021, we had a net loss of $2,513, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of $6,875,640, which consisted of general and administrative expenses of $580,730 offset by $7,011,100 for the net change in derivative liabilities and earnings and gains on marketable securities in the Trust Account of $445,270.

For the period from March 3, 2021 (inception) through June 30, 2022, we had a net loss of $11,043, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources
.
As of June 30, 2022, the Company had $605,283 in cash and working capital of $445,033.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of June 30, 2022, no amount under the Note remains outstanding.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting policies that contain significant judgment or estimates. Refer to Note 2 for the Company's accounting policies in Form 10K for the year ended December 31, 2021 filed on April 22, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

We previously identified a material weakness as of December 31, 2021 related to the (a) control environment which resulted in inadequate oversight over the performance of controls and our control activities and (b) control activities which resulted in the failure to design and implement controls which provided a sufficient level of precision around the accounting of offering costs and the failure to properly design and implement controls over the presentation of earnings per share as well as required financial statement disclosures. The Company implemented new controls to ensure that our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The Company tested the controls that were implemented and concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K filed with the SEC on April 22, 2022 (“Form 10-K). Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

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

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022, there was no amount outstanding under the Promissory Note.

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

ENPHYS ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer