Form 10-Q
period 2022-09-30
Enphys Acquisition Corp.
filed 2022-11-22
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of November 21, 2022 there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months ended September 30, 2022 and 2021, the Nine Months ended September 30, 2022 and for the period March 3, 2021 (inception) through September 30, 2021	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and for the Period from March 25, 2021 (Inception) Through September 30, 2021	3
	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and for the period March 3, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

PART I-FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$379,815	$811,442
Prepaid expenses	263,517	276,800
Due from Sponsor	—	100,000
Total Current Assets	643,332	1,188,242

Marketable securities held in Trust Account	347,100,758	345,030,847

Prepaid expenses, non-current	25,476	187,908
Total Assets	$347,769,566	$346,406,997

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$263,086	$36,312
Accrued offering costs	4,999	204,142
Total Current Liabilities	268,085	240,454

Warrant liabilities	2,565,315	12,949,000
Deferred underwriting commission	12,075,000	12,075,000
Total liabilities	14,908,400	25,264,454

COMMITMENTS AND CONTINGENCIES (Note 6)
Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	347,100,758	345,030,847

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,240,455)	(23,889,167)
Total Shareholders’ Deficit	(14,239,592)	(23,888,304)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,769,566	346,406,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period March 3, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
EXPENSES
Administration fee - related party	$30,000	$—	$90,000	$—
General and administrative	124,243	5,000	644,973	16,043
TOTAL EXPENSES	154,243	5,000	734,973	16,043

OTHER INCOME (LOSS)
Income earned on Investments held in Trust Account	1,624,641	—	2,069,911	—
Change in fair value of derivative warrant liabilities	1,618,685	—	10,383,685	—
TOTAL OTHER INCOME (LOSS)	3,243,326	—	12,453,596	—

Net income (loss)	$3,089,083	$(5,000)	$11,718,623	$(16,043)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	—	34,500,000	—
Basic and diluted net income per Class A ordinary share	$0.08	$—	$0.28	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per Class B ordinary share	$0.03	$(0.00)	$0.22	$(0.00)

(1)
Share amounts for the periods ended exclude an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	8,625,000	$863	$—	$(23,889,167)	$(23,888,304)

Current period accretion of Class A ordinary shares to redemption value	—	—	—	(59,056)	(59,056)

Net income	—	—	—	5,657,484	5,657,484

Balance as of March 31, 2022	8,625,000	$863	$—	$(18,290,739)	$(18,289,876)

Current period accretion of Class A ordinary shares to redemption value	—	—	—	(386,214)	(386,214)

Net income	—	—	—	2,972,056	2,972,056

Balance as of June 30, 2022	8,625,000	$863	$—	$(15,704,897)	$(15,704,034)

Current period accretion of Class A ordinary shares to redemption value	—	—	—	(1,624,641)	(1,624,641)

Net income	—	—	—	3,089,083	3,089,083

Balance as of September 30, 2022	8,625,000	$863	$—	$(14,240,455)	$(14,239,592)

FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	(8,530)	(8,530)

Balance as of March 31, 2021	8,625,000	$863	$24,137	$(8,530)	$16,470

Net loss	—	—	—	(2,513)	(2,513)

Balance as of June 30, 2021	8,625,000	$863	$24,137	$(11,043)	$13,957

Net loss	—	—	—	(5,000)	(5,000)

Balance as of September 30, 2021	8,625,000	$863	$24,137	$(16,043)	$8,957

(1)
Share amounts for the periods ended include an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period From March 3, 2021 (Inception) Through September 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$11,718,623	$(16,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(2,069,911)	—
Change in fair value of derivative liabilities	(10,383,685)	—
Changes in operating assets and liabilities:
Prepaid expenses	175,715	—
Accounts payable and accrued expenses	226,774	11,043
Net Cash Used In Operating Activities	(332,484)	(5,000)

Cash Flows From Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	1,728,212,616	—
Purchase of U.S. government treasury obligations	(1,728,212,616)	—
Net Cash used in Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from repayment of due from Sponsor	100,000	52,000
Payment of offering costs	(199,143)	(46,367)
Net Cash (Used In) Provided By Financing Activities	(99,143)	5,633

Net change in cash	(431,627)	633

Cash at beginning of period	811,442	—
Cash at end of period	$379,815	$633

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$395,859
Deferred offering costs paid by related party	$—	$168,625
Deferred offering costs paid by related party in exchange for Class B ordinary shares	$—	$25,000
Current period accretion of Class A ordinary shares to redemption value	$2,069,911	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern, Liquidity and Management’s Plan

As of September 30, 2022, the Company had $379,815 in operating cash and working capital of $375,247.

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial states and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 22, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit. On September 30, 2022 and December 31, 2021, the Company recorded an accretion of approximately $2.1 million and $43.9 million, respectively.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)
Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	2,069,911
Balance, September 30, 2022	$347,100,758

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share of does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings and losses per ordinary share is the same as basic earnings and losses per ordinary share for the periods presented. The warrants are exercisable to purchase 26,150,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended September 30, 2022:

For the Three Months Ended
September 30, 2022
Net income	$3,089,083
Accretion of temporary equity to redemption value	(1,624,641)
Net income including accretion of temporary equity to redemption value	$1,464,442

	For the Three Months Ended
	September 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$1,171,553	$292,889
Allocation of accretion of temporary equity to redeemable shares	1,624,641	—
Allocation of net income	$2,796,194	$292,889
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.08	$0.03

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts) for the three months ended September 30, 2021:

For the Three Months Ended September 30, 2021

Numerator: Net loss	$(5,000)
Denominator: Basic and diluted weighted average Class B ordinary shares outstanding	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	(0.00)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the nine months ended September 30, 2022:

For the Nine Months Ended September 30, 2022

Net income	$11,718,623
Accretion of temporary equity to redemption value	(2,069,911)
Net income including accretion of temporary equity to redemption value	$9,648,712

	For the Nine Months Ended
	September 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$7,718,969	$1,929,743
Allocation of accretion of temporary equity to redeemable shares	2,069,911	-
Allocation of net income	$9,788,880	$1,929,743
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.28	$0.22

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the period from March 3, 2021 (inception) through September 30, 2021:

For the Period From March 3, 2021 (inception) Through September 30, 2021

Numerator: Net loss	(16,043)
Denominator: Basic and diluted weighted average Class B ordinary shares outstanding	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This guidance changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. This guidance also modifies the guidance on diluted earnings per share calculations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the financial statements.

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

Promissory Note

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000 in fees pursuant to the agreement, respectively, which are recorded in the condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 - SHAREHOLDER’S EQUITY

Preference Shares - The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of the Class A ordinary shares issued and outstanding, including 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021

Assets:
Investments held in Trust Account	1	$347,100,758	$345,030,847

Liabilities:
Warrant liability – Private Placement Warrants	2	$873,090	$4,324,000
Warrant liability – Public Warrants	1	1,692,225	8,625,000
		$2,565,315	$12,949,000

The Warrants are measured at fair value on a recurring basis. Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. Upon initial issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants is determined using quoted market prices and are classified as Level 1, and the Private Warrants are benchmarked to the fair value of the Public Warrants and are classified as Level 2.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(3,450,910)	(6,932,775)	(10,383,685)
Fair value at September 30, 2022	$873,090	$1,692,225	$2,565,315

As of September 30, 2022 and December 31, 2021, the derivative liability was $2,565,315 and $12,949,000, respectively. In addition, for the three and nine months ended September 30, 2022, the Company recorded $1,618,685 and $10,383,685 as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations, respectively.

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

For the three months ended September 30, 2022, we had net income of $3,089,083, which consisted of general and administrative expenses of $154,243 offset by $1,618,685 for the net change in derivative liabilities and by earnings and gains on marketable securities in the Trust Account of $1,624,641.

For the three months ended September 30, 2021, we had a net loss of $5,000, which consisted solely of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $11,718,623, which consisted of general and administrative expenses of $734,973 offset by $10,383,685 for the net change in derivative liabilities and earnings and gains on marketable securities in the Trust Account of $2,069,911.

  For the period from March 3, 2021 (inception) through September 30, 2022, we had a net loss of $16,043, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $379,815 in cash and working capital of $375,247.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of September 30, 2022, no amount under the Note remains outstanding.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There were no critical accounting policies that contain significant judgment or estimates. Refer to Note 2 for the Company’s accounting policies on Form 10-K for the year ended December 31, 2021 filed on April 22, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer, principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its June 30, 2022 unaudited financial statements for the valuation of the Publc and Private Warrants, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, "Risk Factors" of our annual report on Form 10-K filed with the SEC on April 22, 2022 (“Form 10-K”). Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

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

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022, there was no amount outstanding under the Promissory Note.

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

ENPHYS ACQUISITION CORP.

Date: November 21, 2022	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer