Form 10-Q/A
period 2022-06-30
Enphys Acquisition Corp.
filed 2022-11-23
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of November 23, 2022 there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Enphys Acquisition Corp. (the “Company”) for the quarter ended June 30, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Filing”).

See Note 1, under the caption “Restatement of Previously Issued Financial Statements”, to the Condensed Financial Statements included in Item 1 of this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

In addition, the Company has concluded that there is a material weakness related to the (a) control environment over public and private warrant valuations and financial reporting which resulted in inadequate oversight over the performance of controls and our control activities and (b) control activities which resulted in the failure to design and implement controls which provided a sufficient level of precision around the accounting for changes in fair value of public and private warrants and the failure to properly design and implement controls over the presentation of the related required financial statement disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that the Company’s disclosure controls and procedures and internal control over financial reporting are effective.

As a result of the material weakness or material weaknesses, the Company believes that its internal control over financial reporting was not effective and its disclosure controls and procedures were not effective as of June 30, 2022.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A.

Part I, Item 1. Financial Statements
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4. Controls and procedures

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive and principal financial officer are filed as exhibits to this Form 10-Q/A and includes new eXtensible Business Reporting Language (“XBRL”) data under Part II, “Item 6. Exhibits” hereof.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) (as restated) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months ended June 30, 2022 (as restated) and 2021, the Six Months ended June 30, 2022 (as restated) and for the period March 3, 2021 (inception) through June 30, 2021	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended June 30, 2022 (as restated) and 2021, Six Months Ended June 30, 2022 (as restated) and for the Period from March 25, 2021 (Inception) Through June 30, 2021	3
	Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 (as restated) and for the period March 3, 2021 (inception) through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28

PART I-FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited) (as restated)
ASSETS
Current Assets:
Cash	$605,283	$811,442
Prepaid expenses	266,921	276,800
Due from Sponsor	—	100,000
Total Current Assets	872,204	1,188,242

Marketable securities held in Trust Account	345,476,117	345,030,847

Prepaid expenses, non-current	109,932	187,908
Total Assets	$346,458,253	$346,406,997

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$387,171	$36,312
Accrued offering costs	39,999	204,142
Total Current Liabilities	427,170	240,454

Warrant liabilities	4,184,000	12,949,000
Deferred underwriting commission	12,075,000	12,075,000
Total liabilities	16,686,170	25,264,454

COMMITMENTS AND CONTINGENCIES (Note 6)
Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	345,476,117	345,030,847

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,704,897)	(23,889,167)
Total Shareholders’ Deficit	(15,704,034)	(23,888,304)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,458,253	346,406,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period March 3, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
	(as restated)		(as restated)
EXPENSES
Administration fee - related party	$30,000	$—	$60,000	$—
General and administrative	363,858	2,513	520,730	11,043
TOTAL EXPENSES	393,858	2,513	580,730	11,043

OTHER INCOME
Income earned on Investments held in Trust Account	386,214	—	445,270	—
Change in fair value of derivative warrant liabilities	2,979,700	—	8,765,000	—
TOTAL OTHER INCOME	3,365,914	—	9,210,270	—

Net income (loss)	$2,972,056	$(2,513)	$8,629,540	$(11,043)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	—	34,500,000	—
Basic and diluted net income per Class A ordinary share	$0.07	$—	$0.20	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.00)	$0.19	$(0.00)

(1)
Share amounts for the periods ended exclude an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
				(as restated)	(as restated)
Balance as of December 31, 2021	8,625,000	$863	$-	$(23,889,167)	$(23,888,304)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(59,056)	(59,056)

Net income	-	-	-	5,657,484	5,657,484

Balance as of March 31, 2022	8,625,000	863	$-	(18,290,739)	(18,289,876)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(386,214)	(386,214)

Net income	-	-	-	2,972,056	2,972,056

Balance as of June 30, 2022	8,625,000	$863	$-	$(15,704,897)	$(15,704,034)

FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 3, 2021 (inception)	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor (1)	8,625,000	863	24,137	-	25,000

Net loss	-	-	-	(8,530)	(8,530)

Balance as of March 31, 2021	8,625,000	$863	$24,137	$(8,530)	$16,470

Net loss	-	-	-	(2,513)	(2,513)

Balance as of June 30, 2021	8,625,000	$863	$24,137	$(11,043)	$13,957

(1)
Share amounts for the periods ended include an aggregate of up to 1,125,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period From March 3, 2021 (Inception) Through June 30, 2021
	(as restated)
Cash Flows From Operating Activities:
Net income (loss)	$8,629,540	$(11,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(445,270)	—
Change in fair value of derivative liabilities	(8,765,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	87,855	—
Accounts payable and accrued expenses	350,859	11,043
Net Cash Used In Operating Activities	(142,016)	—

Cash Flows From Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	345,280,102	—
Purchase of U.S. government treasury obligations	(345,280,102)	—
Net Cash used in Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from repayment of due from Sponsor	100,000	—
Payment of offering costs	(164,143)	—
Net Cash Provided By Financing Activities	(64,143)	—

Net change in cash	(206,159)	—

Cash at beginning of period	811,442	—
Cash at end of period	$605,283	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$215,031
Deferred offering costs paid by related party	$—	$168,625
Deferred offering costs paid by related party in exchange for Class B ordinary shares	$—	$25,000
Current period accretion of Class A ordinary shares to redemption value	$445,270	$—

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

RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED FINANCIAL STATEMENTS

Subsequent to the issuance of the condensed financial statements as of and for the quarter ending June 30, 2022, included in the Form 10-Q filed with the SEC on August 15, 2022, an error was identified in the historical financial statements relating to the valuation of the Public Warrants and the Private Placement Warrants and the recognition of the appropriate change in fair value in the Statement of Operations.

The restatement resulted in an increase in the reported net income by $1,753,900 for the three and six months ended June 30, 2022, a decrease to warrant liabilities and total liabilities of $1,753,900 and a decrease to reported accumulated deficit as of June 30, 2022 by $1,753,900. The restatement also impacted the Company’s basic and diluted net income per common share calculations.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously reported financial statements for the periods indicated. These errors did not have any effect on our previously reported total assets, operating expenses or cash flows. The amounts originally reported were derived from the Original Form 10Q:

	As previously reported	Adjustments	As restated
Balance Sheet as of June 30, 2022
Warrant liabilities	$5,937,900	$(1,753,900)	$4,184,000
Total liabilities	18,440,070	(1,753,900)	16,686,170

Shareholders’ deficit
Accumulated deficit	(17,458,797)	1,753,900	(15,704,897)
Total shareholders’ deficit	$(17,457,934)	$1,753,900	$(15,704,034)

Statement of Operations – For the Three Months ended June 30, 2022	As Previously Reported	Adjustments	As restated
Change in fair value of derivative warrant liabilities	$1,225,800	$1,753,900	$2,979,700
Total other income	$1,612,014	$1,753,900	$3,365,914
Net income	$1,218,156	$1,753,900	$2,972,056
Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	—	34,500,000
Basic and diluted net income per Class A ordinary share	$0.03	$0.04	$0.07
Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000	—	8,625,000
Basic and diluted net income per Class B ordinary share	$0.02	$0.04	$0.06

Statement of Operations – For the Six Months ended June 30, 2022	As Previously Reported	Adjustments	As restated
Change in fair value of derivative warrant liabilities	$7,011,100	$1,753,900	$8,765,000
Total other income	$7,456,370	$1,753,900	$9,210,270
Net income	$6,875,640	$1,753,900	$8,629,540
Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	—	34,500,000
Basic and diluted net income per Class A ordinary share	$0.16	$0.04	$0.20
Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000	—	8,625,000
Basic and diluted net income per Class B ordinary share	$0.15	$0.04	$0.19

	As previously reported	Adjustments	As restated
Statement of Changes in Shareholders’ Deficit – For the Six Months ended June 30, 2022
Accumulated deficit	$(17,458,797)	$1,753,900	$(15,704,897)
Total shareholders’ deficit	$(17,457,934)	$1,753,900	$(15,704,034)

Statement of Cash Flows – For the Six Months ended June 30, 2022	As Previously Reported	Adjustments	As restated
Net income	$6,875,640	$1,753,900	$8,629,540
Change in fair value of derivative warrant liabilities	$(7,011,100)	$(1,753,900)	$(8,765,000)
Cash used in operations	$(142,016)	$-	$(142,016)

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2022:

For the Three Months Ended
June 30, 2022
Net income	$2,972,056
Accretion of temporary equity to redemption value	(386,214)
Net income including accretion of temporary equity to redemption value	$2,585,842

	For the Three Months Ended
	June 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$2,068,674	$517,168
Allocation of accretion of temporary equity to redeemable shares	386,214	—
Allocation of net income	$2,454,888	$517,168
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.07	$0.06

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2021:

For the Three Months Ended June 30, 2021

Numerator: Net loss	$(2,513)
Denominator: Basic and diluted weighted average Class B ordinary shares outstanding	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	(0.00)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the six months ended June 30, 2022:

For the Six Months Ended June 30, 2022

Net income	$8,629,540
Accretion of temporary equity to redemption value	(445,270)
Net income including accretion of temporary equity to redemption value	$8,184,270

	For the Six Months Ended
	June 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$6,547,416	$1,636,854
Allocation of accretion of temporary equity to redeemable shares	445,270	-
Allocation of net income	$6,992,686	$1,636,854
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.20	$0.19

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the period from March 3, 2021 (inception) through June 30, 2021:

For the Period From March 3, 2021 (inception) Through June 30, 2021

Numerator: Net loss	(11,043)
Denominator: Basic and diluted weighted average Class B ordinary shares outstanding	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	(0.00)

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

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000 in fees pursuant to the agreement, respectively, which are recorded in the condensed statements of operations.

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

NOTE 9.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021

Assets:
Investments held in Trust Account	1	$345,476,117	$345,030,847

Liabilities:
Warrant liability – Private Placement Warrants	2	$1,424,000	$4,324,000
Warrant liability – Public Warrants (as restated)	1	2,760,000	8,625,000
		$4,184,000	$12,949,000

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

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(2,900,000)	(5,865,000)	(8,765,000)
Fair value at June 30, 2022	$1,424,000	$2,760,000	$4,184,000

As of June 30, 2022 and December 31, 2021, the derivative liability was $4,184,000 and $12,949,000, respectively. In addition, for the three and six months ended June 30, 2022, the Company recorded $2,979,700 and $8,765,000 as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations, respectively.

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

Results of Operations (as restated)

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

For the three months ended June 30, 2022, we had net income of $2,972,056, which consisted of general and administrative expenses of $393,858 offset by $2,979,700 for the net change in derivative liabilities and earnings and gains on marketable securities in the Trust Account of $386,214.

For the three months ended June 30, 2021, we had a net loss of $2,513, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of $8,629,540, which consisted of general and administrative expenses of $580,730 offset by $8,765,000 for the net change in derivative liabilities and earnings and gains on marketable securities in the Trust Account of $445,270.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any additional critical accounting estimates that were not disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its June 30, 2022 unaudited financial statements (the “Restatement”) for the valuation of the Public and Private Warrants, a material weakness existed and the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the three and six months ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In light of the material weakness identified and the related Restatement described above, we plan to enhance our processes and controls over the valuation of warrants that apply to our financial statements. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding the valuation of warrants. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ENPHYS ACQUISITION CORP.

Date: November 23, 2022	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer