Form 10-K
period 2022-12-31
Enphys Acquisition Corp.
filed 2023-04-13
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Enphys Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39706	87-2010879
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

100 Wall Street, 20th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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

As of April 4, 2023, there were 34.5 million Class A ordinary shares, par value $0.0001 per share, and  8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

•
“initial public offering” is to the initial public offering of 34.5 million units, including the issuance of 4.5 million units as a result of the underwriters’ exercise of their over-allotment option, which offering was consummated on October 8, 2021;

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

Pär Lindström

Pär Lindström, our Chief Financial Officer and a member of our Board of Directors, has over 20 years of direct investment experience, in several industries including renewables, energy and infrastructure, in the United States, Europe and the Emerging Markets. Mr. Lindström is currently the Chief Executive Officer & Chief Investment Officer of i(x) Net Zero plc, or i(x) Net Zero, an investment company capitalized by 56 of the world’s leading families, co-founded by Trevor Nelson and Howard W. Buffet in 2015, which is focused on top tier returns with positive, scalable and measurable environmental, social and governance (ESG) impact. As a member of Enphys Acquisition Sponsor LLC, i(x) Net Zero seeks to align its capital with strong management teams that can create opportunities that are self-sustaining and provide long-term scalable impact, while addressing the global need for renewable energy and a tangible climate solution. Mr. Lindström has been Chief Investment Officer of i(x) Net Zero since inception and has invested in and developed several successful platforms in the renewables, biofuels, green real estate, media/ education and financial services sectors. Prior to i(x) Net Zero, Mr. Lindström was part of the Abu Dhabi Investment Council (ADIC) since its inception and spent over five years as a Principal in the Global Special Situations and Private Equity groups, where he led and structured direct investments across multiple asset classes focused on renewables, energy, industrials, technology and water/agriculture industries. Prior to ADIC, he was a Principal at Partners Capital in Boston and London, a firm backed by Lord Jacob Rothschild and Sir Ronald Cohen, where he headed up Private Equity, Growth Capital and Venture Capital investments. Earlier in his career, Mr. Lindström was co-head of Applied Value’s New York office, a global turnaround advisory firm with a Growth Equity investment arm and a senior investment professional at the Wallenberg’s Investor AB – Investor Growth Capital in New York. Mr. Lindström has also held positions with Bain & Company’s Private Equity Groups in Europe and the U.S. where he led private equity due-diligence analyses in a variety of industries, and with KPMG Banking & Finance. Mr. Lindström holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. from the Harvard Business School and is a two-time Olympian in swimming.

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

Certain of our officers and directors have fiduciary or contractual relationships with other entities. For example, Mr. de Pablo and Mr. Guimarães are the Managing Partner and Chairman of the Board of Directors, respectively, of LAIG, and accordingly they owe certain fiduciary or contractual duties LAIG or to certain of its investment vehicles or portfolio companies or other companies in which it has invested. Similarly, Mr. Lindström is the Chief Executive Officer and Chief Investment Officer of i(x) Net Zero plc, and accordingly he owes certain fiduciary or contractual duties to such company. As a result, Messrs. de Pablo, Guimarães and Lindström may, in certain situations, have a duty to offer acquisition opportunities to certain funds, investment vehicles or portfolio companies of LAIG, i(x) Net Zero plc or other companies in which they have invested or to LAIG or (i)x) Investment, LLC, as applicable, before we can pursue such opportunities. However, we do not expect these duties to materially affect our search for an initial business combination and believe that this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets that LAIG and i(x) Net Zero plc typically considers most attractive for their investment funds and the types of acquisitions that we expect to be most attractive for our company. As a result, we may become aware of a potential transaction that is not a fit for the activities of LAIG or i(x) Net Zero plc, but that is an attractive opportunity for our company.

Initial Business Combination

The rules of the NYSE require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees held in trust). We refer to this as the “80% of net assets test.” If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to partner businesses. As an existing public company, we offer a partner business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the partner business may, for example, exchange their capital stock, shares or other equity interests in the partner business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partner businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting fees, that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available for a business combination immediately after our initial public offering in the amount of $353,900,000, exclusive of funds held outside the trust account to meet our expected working capital requirements and after payment of the expenses of our initial public offering and before the payment of $12,075,000 of deferred underwriting fees, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Selection of a target business and structuring of our initial business combination

The NYSE rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees held in trust). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board of Directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting fees we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, and assuming the anchor investors do not vote their 2,050,200 shares in favor of the initial business combination, we would need 14,987,701, or 43.4% (assuming all issued and outstanding shares are voted and including the exercise over-allotment option), or 4,206,451, or 12.1% (assuming only the minimum number of shares representing a quorum are voted and including the exercise over-allotment option), of the 34.5 million public shares that were sold in the initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. The anchor investors purchased all of the approximately $330 million of units they have collectively expressed an interest in purchasing in the initial public offering, such that substantially all of the units offered in the offering are purchased by anchor investors, and if such anchor investors vote in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because the anchor investors are not obligated to continue owning any public shares following the closing of the initial public offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be shareholders at the time our shareholders vote on our initial business combination, and, if they are shareholders, we cannot assure you as to how such anchor investors will vote on any business combination. Additionally, our directors and officers also have agreed to vote in favor of our initial business combination.

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

The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their business combinations, some blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2.0 million of proceeds held outside the trust (approximately $273,000 as of December 31, 2022). Our sponsor, directors and officers have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay winding up and dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period or during any Extension Period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2.0 million of proceeds held outside the trust account (approximately $273,000 as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us.

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

Facilities

We currently maintain our executive offices at 100 Wall Street, 20th Floor, New York, New York 10005. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are a company incorporated in 2021 with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Information regarding performance by, or businesses associated with, our management team or their affiliates is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team or any of their affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting fees payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting fees and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting fees.

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

Our units, Class A ordinary shares and warrants are listed on NYSE. There can be no assurance that our securities will continue to be listed on the NYSE or other national securities exchange in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s or another national securities exchange’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE or other national securities exchange. For instance, our share price would generally be required to be at least $4.00 per share. There can be no assurance that we will be able to meet those initial listing requirements at that time.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $2.0 million was available to us outside the trust account to fund our working capital requirements . We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

In the event that our offering expenses exceed our estimate of $1.0 million, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, members of our management team or any of their affiliates, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1.0 million, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 300 million Class A ordinary shares, par value $0.0001 per share, 30 million Class B ordinary shares, par value $0.0001 per share, and 1.0 million undesignated preference shares, par value $0.0001 per share. As of April 4, 2023, there were 265,500,000 and 21,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount excludes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

On March 4, 2021, our sponsor purchased 7,187,500 of the Company’s Class B ordinary shares for an aggregate price of $25,000 in exchange for paying certain expenses on behalf of the Company. On October 5, 2021, the Company effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 8,625,000 founder shares. The founder shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the initial public offering. Upon the exercise of the underwriter’s overallotment option, these shares were no longer subject to forfeiture. Concurrent with the offering, our sponsor transferred 20,000 founder shares to each of the Company’s independent directors as consideration for services already performed on behalf of the Company. These 80,000 founder shares were not subject to forfeiture in the event that the underwriter’s did not exercise their over-allotment option. Upon transfer of these shares, the Company recorded $557,600 of share-based compensation for services provided by the independent directors during 2021. The founder shares will be worthless if we do not complete an initial business combination, and therefore the holders of our founder shares have an incentive to complete such business combination, including by voting in favor of it.

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

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $353,900,000 that we may use to complete our initial business combination (which includes $12,075,000 of deferred underwriting fees being held in the trust account).

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

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

We issued public warrants to purchase 17,250,000 of our Class A ordinary shares and, simultaneously with the closing of our initial public offering, we issued in a private placement 8,900,000 warrants, at a price of $1.00 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1.0 million private placement warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive partner business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that partner business to become profitable.

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

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of the COVID-19 pandemic, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation, along with the uncertainties surrounding the COVID-19 pandemic, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to complete an initial business combination and secure financing for such a transaction.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business, financial condition and stock price. The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

We have concluded that substantial doubt about our ability to continue as a going concern exists, as our continued existence is dependent upon our ability to raise additional capital through outside sources.

We have determined that there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund our forecasted operating costs and meet our obligations for at least twelve months from the filing of this 2022 Annual Report on Form 10-K.

While we will seek to raise additional capital, there can be no assurance the necessary financing will be available on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to shareholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of ordinary shares. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and ordinary shareholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experienced periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost of debt financing.

If we are unable to obtain adequate capital resources to fund operations, we would not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which could have a material adverse impact on our operations and our ability to increase revenues, or we may be forced to discontinue our operations entirely.

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

We maintain our principal executive offices at 100 Wall Street, 20th Floor, New York, NY 10005. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “NFYSU,” “NFYS” and “NFYSW,” respectively. Our units commenced public trading on October 8, 2021. Our Class A ordinary shares and warrants began trading separately on November 26, 2021.

(b)	Holders

On April 4, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, 23 holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

No underwriting fees were paid with respect to such sales.

Use of Proceeds

On October 8, 2021, we consummated our initial public offering of 34.5 million units, including 4.5 million units issued as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per unit. Each unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345 million. Credit Suisse Securities (USA) LLC acted as joint book running manager in the initial public offering.   The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-257932), which the SEC declared effected on October 5, 2021.

Substantially concurrently with the closing of the initial public offering, we consummated the private placement to our sponsor of 8.9 million private placement warrants, at a price of $1.00 per warrant, generating gross proceeds of $8,900,000.

In connection with the initial public offering, we incurred offering costs of  $19,400,000 (including deferred underwriting commissions of $12 million).  Other incurred offering costs consisted principally of preparation fees related to the initial public offering.  After deducting the underwriting fees (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $345 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants to our sponsor (or $10.00 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Annual Report on Form 10-K.

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

Our Sponsor is Enphys Acquisition Sponsor LLC, a Delaware limited liability company. Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on October 5, 2021. On October 8, 2021, we consummated the Initial Public Offering of 34.5 million units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 4.5 million additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345 million, and incurring offering costs of $19,707,238 (including deferred underwriting fees of $12,075,000).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 8.9 million warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million.

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

Liquidity and Capital Resources

At December 31, 2022, we had $272,922 in cash and working capital of $219,343.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Results of Operations

Our entire activity from inception up to December 31, 2022 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2022, we had net income of $14,816,639, which consisted of the related party administrative fee of $120,000 and general and administrative expenses of $796,353 offset by $10,595,500 for the change in derivative liabilities and income earned on marketable securities held in the Trust Account of $5,137,492.
For the period from March 3, 2021 (inception) through December 31, 2021, we had net income of $2,026,494, which consisted of the related party administrative fee of $30,000 and general and administrative expenses of $684,736 and warrant related costs of $1,338,187, offset by $4,048,500 for the net change in derivative liabilities and income earned on investments held in the Trust Account of $30,917.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4.5 million additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting fees. On October 8, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting fee of $0.20 per Unit, or $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting fees. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company did not have any critical accounting estimates.

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

Reference is made to Pages F-1 through F-18 comprising a portion of this Report.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that a material weakness existed and the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants.

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

Management’s Report on Internal Controls Over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:
Name	Age	Position
Jorge de Pablo	44	Chief Executive Officer
Carlos Guimarães	65	Director; Chairman of the Board of Directors
Pär Lindström	52	Chief Financial Officer and Director
Matías de Buján	49	Chief Operating Officer
José Antonio Aguilar Bueno	58	Director
Federico Carrillo-Zürcher	58	Director
Hélio L. Magalhães	71	Director
Eva Redhe	60	Director

Jorge de Pablo has been our Chief Executive Officer and member of our Board of Directors since March 3, 2021. Mr. de Pablo founded LAIG Investments, an investment company focused on the energy and mobility sectors across Ibero-America, or LAIG, in 2008, and currently serves as its Managing Partner. Prior to that, Mr. de Pablo was a Managing Director and Portfolio Manager at Amber Capital, where he led their $1.0 billion Latin America public and private equity portfolio from 2007 through 2008. From 2004 to 2007, Mr. de Pablo served as a Senior Investment Analyst at Sandell Asset Management, where he established and managed their $500 million Latin American and Iberian multi-strategy portfolio. Prior to that, from 2000 to 2004 Mr. de Pablo was a Proprietary Investment Analyst in Goldman Sachs Group Inc.’s (NYSE: GS) equities division, focusing on Latin America risk arbitrage and co-managing their Latin America Principal Strategies portfolio. Mr. de Pablo co-founded Genneia SA, or Genneia, a leading renewable energy company in Argentina and one of the largest renewable energy companies in Latin America, where he currently serves as a member of their board of directors. Mr. de Pablo is the founder and Chairman of WiseHood Argentina S.A., or WiseHood, an energy efficiency company with different smart city projects in Argentina, Peru, Mexico and Brazil, and is the co-founder, lead investor and Chairman of the Board of Directors of Gosmo, a fleet management solutions company in Mexico. He is also the Chairman of the Board of Directors of Tactile Mobility, an Israeli artificial intelligence software company for the mobile industry. Mr. de Pablo co-founded BR Properties S.A. (BVMF: BRPR3), and was a member of the board of directors of Invest Tur Brasil, a pioneer in resort development in Brazil. Mr. de Pablo holds a degree in business administration and finance from the Colegio Universitario de Estudios Financieros in Madrid, Spain. We believe Mr. de Pablo is well qualified to serve on our Board of Directors because of his extensive leadership and investing experience in renewable energy companies.

Carlos Guimarães has been our Chairman of our Board of Directors since the completion of our initial public offering. Mr. Guimarães has served as the Chairman of LAIG since 2009, and as the Chairman of the Board of WiseHood International, parent company of WiseHood, since it was founded. From July 2007 to February 2009, he was the Chairman and Co-Founder of Invest Tur Brasil, a pioneer in resort developments in Brazil. Mr. Guimarães led Invest Tur Brasil’s merger with LA Hotels in 2009, which created Brazil Hospitality Group. From January 2005 to December 2006, Mr. Guimarães was the Private Sector Coordinator for the Inter-American Development Bank (IADB), in Washington, D.C., where he was responsible for developing and implementing the strategic direction for all private sector activities of the IADB. Prior to that, from May 2000 to November 2004 he was a Managing Director, Head of Latin America Investment Banking and Senior Client Officer for Citigroup. Mr. Guimarães is a member of the Board of Directors of the Brazilian-American Chamber of Commerce, the Americas Society/Council of the Americas, Gosmo, a fleet management solutions company in Mexico, and an independent director of ITHAX Acquisition Corp. (NASDAQ: ITHX), a special purpose acquisition company focused on the leisure, hospitality and travel businesses. Mr. Guimarães received a B.S. in economics from the Federal University of Rio de Janeiro and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Guimarães is qualified to serve on our Board of Directors because of his extensive leadership, business development, and financial experience.

Pär Lindström has been our Chief Financial Officer and a member of our Board of Directors since March 3, 2021. Since 2015, Mr. Lindström has served as the Chief Investment  Officer and since 2023 as also the Chief Executive Officer of i(x) Net Zero plc, an investment company that addresses ESG and areas of human needs capitalized by 56 of the world’s leading families. Prior to that, from 2008 to 2014, he served as a Principal in the Global Special Situations and Private Equity groups at Abu Dhabi Investment Council, a sovereign wealth fund, where he led and structured direct investments and backed a variety of leading investment teams across multiple asset classes. From 2006 to 2008, Mr. Lindström was a Principal at Partners Capital, an asset management firm, where he was Head of Private Equity. From 2004 to 2006, he served as co-head of Applied Value, LLC’s New York office, a global consulting and turnaround advisory and firm, where he also served as Head of the Private Equity group, and from 2001 to 2004 he was a Senior Associate with Investor Growth Capital, Inc., a growth capital fund backed by Investor AB and the Wallenberg family. Mr. Lindström holds an M.B.A. from Harvard Business School and B.S. in business administration from the University of California at Berkeley. We believe Mr. Lindström is qualified to serve on our Board of Directors due to his substantial knowledge of international investments and his business relationships.

Matías de Buján has been our Chief Operating Officer since the completion of our initial public offering. Since 2014, Mr. de Buján has served as a Managing Director for LAIG, where he runs the day-to-day operations of the firm, and since 2016 he has served as the Chief Executive Officer of WiseHood. In 2015, he served as a member of the Executive Committee of Genneia. Prior to joining LAIG Investments, in 2010 Mr. de Buján co-founded Kheiron Biotech, an Argentinian an equine cloning company and developer of cutting-edge reproductive technologies for worldwide horse breeders. From 2006 to 2010, he served as Managing Director of Falcon Equity Partners in the Middle East. Prior to that, Mr. de Buján founded NDM Group, an Argentinian-based agribusiness, real estate and hospital conglomerate, which he sold in 2006. Mr. de Buján holds an engineering degree from the University of Buenos Aires.

José Antonio Aguilar Bueno has served as one of our directors since the completion of our initial public offering. Since 2012, Mr. Aguilar has been a Principal of Vive Energia de CV, a renewable energy company that focuses on Mexico and Central America, where he is in charge of running the regulatory, financial and equipment supply structures for projects. From January 2012 to September 2012, he served as a Senior Investment Officer for the International Finance Corporation in Mexico City, Mexico, where he was in charge of project origination for the financial, manufacturing and infrastructure divisions. From 2008 to 2012, Mr. Aguilar served as Deputy General for Investment Banking of Nacional Financiera, S.N.C., a Mexican development banking institution, where he was in charge of running the sustainable projects, corporate finance and equity investments divisions. During this time, as part of his activities, he became president of the Fondo de Fondos (Fund of Funds), Corporacion Mexicana de Inversiones, a private corporation that provides complementary capital contributions to private equity and venture capital funds. Mr. Aguilar served as Chief Financial Officer of Ecomex (subsequently acquired by Promigas, a Colombian energy company). Mr. Aguilar served as Chief Executive Officer of Acciona Energia Nacional, a subsidiary of Acciona SA, where he developed and constructed some of Mexico’s largest wind farms. From 2001 to 2004, he served as Vice President of Business Development for Tractebel North America (Suez), an energy company. Mr. Aguilar also serves on a number of private boards of directors in the energy, agrobusiness and economics spaces. Mr. Aguilar has an M.B.A. from Georgetown University and degree in economics from the Instituto Tecnológico Autónomo de México. We believe Mr. Aguilar is qualified to serve on our Board of Directors because of his extensive experience in the energy sector, particularly renewable energy, in Latin America.

Federico Carrillo- Zürcher has served as one of our directors since the completion of our initial public offering. Since 2017, Mr. Carrillo- Zürcher has served as of the Chairman of the Board and Chief Executive Officer of Imaginarium S.A., a Spanish-based educational toy company. From 2015 to 2017, he served as Chairman of the Board and Chief Executive Officer of Servicios Unidos S.A., a Costa Rican distributor of premium oil and tire brands. Mr. Carrillo- Zürcher served as Chief Executive Officer of Banco Internacional de Costa Rica S.A., a trade-finance bank headquartered in Panama with a presence throughout Latin America, from 2007 to 2013. From 2005-2006, he served as Executive Vice President of the Central American Bank for Economic Integration in Honduras, and from 2004 to 2005 he was the Minister of Finance and the Chairman of the Economic Council of Costa Rica, during which time he served as a Governor of the World Bank, the Inter-American Development Bank, the Corporacion Andina de Fomento and was Executive Vice President of the Central American Bank for Economic Integration, and Alternative Governor of the International Monetary Fund. From 2000 to 2004, he served as the Chief Executive Officer of the Bolsa Nacional de Valores S.A., which is the Costa Rica Stock Exchange. Mr. Carrillo- Zürcher holds a J.D. from Universidad de Costa Rica Law School, a Masters in Management from Northwestern University’s J.J. Kellogg Graduate School of Management, and a post-graduate diploma in corporate strategy and invocation from Oxford University’s Said Business School. We believe that Mr. Carrillo- Zürcher is qualified to serve on our Board of Directors because of his extensive business experience in Latin America, as well as his prior executive and board leadership experience.

Hélio L. Magalhães has served as one of our directors since the completion of our initial public offering. From June 2019 to April 2020, Mr. Magalhães served as Chairman of the Board of Banco de Brasil SA (BVMF: BBAS3, OTCMKTS: BDORY), and UBS BB Investment Banking. From 2012 to 2017, Mr. Magalhães served as Chief Executive Officer of Banco Citibank S.A., the Brazilian banking and investment subsidiary of Citigroup Inc. (NYSE: C). From 2001 to 2012, Mr. Magalhaes served in various positions with American Express Company (NYSE: AXP), including serving as President of Global Network Services for the Americas, President and Chief Executive Officer of American Express’s Mexico subsidiary, American Express Company (Mexico) S.A. de C.V., and President and Chief Executive Officer of American Express’ Brazilian subsidiary, American Express do Brasil Tempos Cia. Since 2020, Mr. Magalhães has served on the Board of Directors of Suzano SA (NYSE: SUZ), a forestry based publicly held company. He has also served on a number of other boards of directors in Latin America, with a focus on the energy, payments and financial sectors. Mr. Magalhães has a post graduate degree in computer science from Pontifical Catholic University of Rio de Janeiro, and a B.S. from The George Washington University. We believe that Mr. Magalhães is qualified to serve on our Board of Directors because extensive executive experience in Latin America and his experience as a board member.

Eva Redhe has served as one of our directors since the completion of our initial public offering. In addition to serving as a Senior Advisor at Bregal Milestone, a London-based private equity firm, since 2019, since 2008 Ms. Redhe has focused on her board assignments and personal investments. From 2004 to 2008, Ms. Redhe worked at the Erik Penser Bank, first as the Chief Executive Officer from 2004 to 2006, and then Executive Chairwoman from 2006 to 2008. Ms. Redhe currently serves on the Board of Directors of the First Swedish National Pension Fund, where she also served as a member of the sustainability committee, ftrack AB, which provides a project management, production tracking and media review platform for the media and entertainment industry, where she previously served as the Chairperson of the Board, and Nordkinn Asset Management AB, a Swedish hedge fund. Ms. Redhe also serves on the Board of Directors of Nordkinn Asset Management AB and Axel Christiernsson International AB. Ms. Redhe has also previously served on numerous public and private company boards of directors in a number of sectors, including life sciences, real estate, communications and finance. Ms. Redhe received a M.S. and M.B.A. from the Stockholm School of Economics. We believe that Ms. Redhe is qualified to serve on our Board of Directors because of her extensive experience as an executive and entrepreneur, as well as her extensive experience as a board leader.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:
Individual	Entity	Entity’s business	Affiliation
Jorge de Pablo	LAIG Investments	Private equity	Managing Partner
	Genneia SA	Renewable energy company	Director
	WiseHood Argentina S.A.	Energy efficiency	Chairman of the Board
	Gosmo	Fleet management	Chairman of the Board
	Tactile Mobility	Artificial intelligence software	Chairman of the Board
Carlos Guimarães	LAIG Investments	Private equity	Chairman of the Board
	Brazilian-American Chamber of Commerce	Chamber of commerce	Director
	Americas Society/Council of the Americas	International business	Director
	ITHAX Acquisition Corp.	SPAC (focus on leisure, hospitality and travel)	Director
	WiseHood International	Energy efficiency	Chairman of the Board
Pär Lindström	I(x) Net Zero plc	Private equity	Chief Executive Officer & Chief Investment Officer
Matías de Buján	LAIG Investments	Private equity	Managing Director
	WiseHood Argentina S.A.	Energy efficiency	Chief Executive Officer
José Antonio Aguilar Bueno	Vive Energia SAPI de CV	Renewable energy	Principal
	Fondo AgroPyme	Venture capital (focused on agrobusiness)	Member, Investment Committee
	Fonfo FICA	Venture capital (focused on agrobusiness)	Member, Investment Committee
	Grupo Azucarero del Tropico, SA de CV	Sugar, energy and alcohol producer	Director
Federico Carrillo- Zürcher	Imaginarium S.A.	Children’s toys	Chairman and Chief Executive Officer
Hélio L. Magalhães	Suzano SA	Paper and pulp	Director
	Companhia Melhoramentos de São Paulo	Holding company	Director
Eva Redhe	Bregal Milestone	Private equity	Senior Advisor
	First Swedish National Pension Fund	Pension fund	Director
	Nordkinn Asset Management	Asset management firm	Director
	Axel Christiernsson International AB	Formulated grease manufacturer	Director

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

Item 11.	Executive Officer and Director Compensation

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of April 4, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34.5 million Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 8,625,000 Class B ordinary shares outstanding as of April 4, 2023. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares(2)		Class A ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Enphys Acquisition Sponsor LLC (our sponsor) (3)	6,494,800	75.3%	—	—	15.1%
Fir Tree Capital Management LP (4)	—	—	2,764,836	8.0%	6.4%
Radcliffe Capital Management, L.P. (5)	—	—	2,469,890	7.2%	5.7%
Polar Asset Management Partners Inc. (6)	—	—	2,367,600	6.9%	5.5%
MAGNETAR FINANCIAL LLC (7)	—	—	2,594,895	7.5%	6.0%
Teacher Retirement System of Texas (8)	—	—	2,475,000	7.2%	5.7%
Sea Otter Securities Group LLC (9)	—	—	2,475,000	7.2%	5.7%
Cantor Fitzgerald Securities (10)	—	—	2,500,000	7.2%	5.8%
Aristeia Capital, L.L.C.(11)	—	—	2,356,490	6.8%	5.5%
Jose Antonio Aguilar Bueno	—	—	—	—	—
Matías de Buján	—	—	—	—	—
Charles Homcy	—	—	—	—	—
Federico Carrillo- Zürcher	—	—	—	—	—
Carlos Guimarães	—	—	—	—	—
Pär Lindström	—	—	—	—	—
Hélio L. Magalhães	—	—	—	—	—
Eva Redhe	—	—	—	—	—
Jorge de Pablo	6,494,800	75.3%	—	—	15.1%
All officers and directors as a
group (nine individuals)(6)	6,494,800	75.3%	—	58.0%	76.5%

*Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 100 Wall Street, 20th Floor, New York, New York 10005.
(2)	Does not include 8,900,000 Class A ordinary shares underlying the private placement warrants.
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

(4)
Based on a Schedule 13G filed on February 14, 2023 by Fir Tree Capital Management LP, a Delaware limited partnership (“Fir Tree Capital”),  55 West 46th Street, 29th Floor New York, NY 10036. Fir Tree Capital may be deemed to be the beneficial owner of 2,764,836 Class A ordinary shares, over which it has sole investment and voting power.

(5)
Based on a Schedule 13G filed on February 14, 2023 by Radcliffe Capital Management, L.P (“Radcliffe”), RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P and Radcliffe SPAC GP, LLC, 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. Radcliffe may be deemed to be the beneficial owner of 2,469,890 Class A ordinary shares, over which it has shared investment and voting power.

(6)
Based on a Schedule 13G filed on February 10, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. Polar may be deemed to be the beneficial owner of 2,367,600 Class A ordinary shares, over which it has sole investment and voting power.

(7)
Based on a Schedule 13G filed on January 27, 2023 by MAGNETAR FINANCIAL LLC (“Magnetar Financial”), Magnetar Capital Partners LP, Supernova Management LLC, David J. Snyderman, 16 East 45th Street, 13th Floor, New York, NY, 10017. Magnetar Financial may be deemed to be the beneficial owner of 2,594,895 Class A ordinary shares, over which it has shared investment and voting power.

(8)
Based on a Schedule 13G filed on August 5, 2022 by Teacher Retirement System of Texas (“Teacher Retirement System”), 216 East 45th Street, 13th Floor New York, NY 10017. Teacher Retirement System may be deemed to be the beneficial owner of 2,475,000 Class A ordinary shares, over which it has sole investment and voting power.

(9)
Based on a Schedule 13G filed on October 12, 2021 by Sea Otter Securities Group LLC, a Delaware limited liability company (“Sea Otter Securities”), 107 Grand St, 7th Floor, New York, New York 10013. Sea Otter Securities may be deemed to be the beneficial owner of 2,475,000 Class A ordinary shares, over which it has sole investment and voting power.

(10)
Based on a Schedule 13G filed on October 17, 2022 by Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc., Howard W. Lutnick, 110 East 59th Street, New York, New York 10022. Cantor Fitzgerald Securities may be deemed to be the beneficial owner of 2,500,000 Class A ordinary shares, over which it has sole investment and voting power.

(11)
Based on a Schedule 13G filed on February 13, 2023 by Aristeia Capital, L.L.C., One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830. Aristeia Capital, L.L.C. may be deemed to be the beneficial owner of 2,356,490 Class A ordinary shares, over which it has sole investment and voting power.

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

In March 2021, our sponsor purchased 7,187,500 founder shares for a capital contribution of $25,000, or approximately $0.003 per share. On October 5, 2021, we effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 8,625,000 founder shares. The founder shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Upon exercise of the underwriter’s overallotment option, these shares are no longer subject to forfeiture. Concurrent with the offering, our sponsor transferred 20,000 Founder Shares to each of our independent directors as consideration for services already performed on behalf of the Company. These 80,000 founder shares were not subject to forfeiture in the event that the underwriter’s did not exercise the over-allotment option. Upon transfer of these shares, we recorded $557,600 of share-based compensation for services provided by the independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and 2021, there was no amount outstanding under the Promissory Note.

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021, the Company recorded $120,000 and $30,000 in fees pursuant to the agreement, respectively, which are recorded in the statements of operations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to BDO USA, LLP for services rendered.

	For the Period from January 1, 2022 – December 31, 2022	For the Period from March 3, 2021- December 31, 2021
Audit Fees(1)	$111,805	$150,220
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$111,805	$150,220

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.
Exhibit No.	Description
1.1	Underwriting Agreement, dated October 5, 2021, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters.(2)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Form of Specimen Unit Certificate. (1)
4.2	Form of Specimen Ordinary Share Certificate. (1)
4.3	Form of Specimen Warrant Certificate.(1)
4.4	Description of Securities.*

Exhibit No.	Description
4.5	Warrant Agreement, dated as of October 5, 2021, between the Company and Continental Stock Transfer & Trust Company.(2)
10.1	Promissory Note, dated as of March 4, 2021, issued to Enphys Acquisition Sponsor LLC. (1)
10.2	Form of Subscription Agreement by and between the Company and each of the anchor investors. (2)
10.3	Investment Management Trust Agreement, dated as of October 5, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee agent. (2)
10.4	Registration and Shareholder Rights Agreement, dated as of November 17, 2020, between the Company and the Sponsor. (2)
10.5	Sponsor Warrants Purchase Agreement, dated as of October 5, 2021, by and between the Company and Enphys Acquisition Sponsor LLC.(2)
10.6	Letter Agreement, dated as of October 5, 2021, by and among the Company, its officers, its directors and Enphys Acquisition Sponsor LLC. (2)
10.7	Administrative Support Agreement, dated October 5, 2021, by and between the Company and Enphys Acquisition Sponsor LLC. (2)
10.8	Form of Upsizing Letter Agreement by and between the Company and each of the anchor investors. (2)
10.9	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company. (2)
14.1	Form of Code of Ethics and Business Conduct. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on August 13, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 12, 2021.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2023
ENPHYS ACQUISITION CORP.

	By:	/s/ Jorge de Pablo
Name: Jorge de Pablo
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge de Pablo	Chief Executive Officer and Director	April 13, 2023
Jorge de Pablo	(Principal Executive Officer)

/s/ Pär Lindström	Chief Financial Officer and Director	April 13, 2023
Pär Lindström	(Principal Financial and Accounting Officer)

/s/ José Antonio Aguilar Bueno	Director	April 13, 2023
José Antonio Aguilar Bueno

/s/ Federico Carrillo-Zürcher	Director	April 13, 2023
Federico Carrillo-Zürcher

/s/ Hélio L. Magalhães	Director	April 13, 2023
Hélio L. Magalhães

/s/ Eva Redhe	Director	April 13, 2023
Eva Redhe

Enphys Acquisition Corp.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, NY, PCAOB ID #243)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year ended December 31, 2022 and for the Period March 3, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year ended December 31, 2022 and for the Period March 3, 2021 (Inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year ended December 31, 2022 and for the Period March 3, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Enphys Acquisition Corp.
New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enphys Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its Cash flows for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021, of Enphys Acquisition Corp. in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its consummation of an initial business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York
April 13, 2023

Enphys Acquisition Corp.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$272,922	$811,442
Prepaid expenses	201,178	276,800
Due from Sponsor	—	100,000
Total Current Assets	474,100	1,188,242

Marketable securities held in Trust Account	350,168,339	345,030,847

Prepaid expenses, non-current	—	187,908
Total Assets	$350,642,439	$346,406,997

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$249,758	$36,312
Accrued offering costs	4,999	204,142

Total Current Liabilities	254,757	240,454

Warrant liabilities	2,353,500	12,949,000
Deferred underwriting fees	12,075,000	12,075,000

Total liabilities	14,683,257	25,264,454

COMMITMENTS AND CONTINGENCIES

Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	350,168,339	345,030,847

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,210,020)	(23,889,167)
Total Shareholders’ Deficit	(14,209,157)	(23,888,304)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$350,642,439	$346,406,997

The accompanying notes are an integral part of these financial statements.

Enphys Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period March 3, 2021 (Inception) Through December 31,
	2022	2021
EXPENSES
Administration fee - related party	$120,000	$30,000
General and administrative expenses	796,353	684,736
TOTAL EXPENSES	916,353	714,736

OTHER INCOME (EXPENSE)
Income earned on marketable securities held in Trust Account and operating account	5,137,492	30,917
Transaction costs allocable to warrant liabilities	—	(1,338,187)
Change in fair value of derivative warrant liabilities	10,595,500	4,048,500
TOTAL OTHER INCOME, NET	15,732,992	2,741,230

Net income	$14,816,639	$2,026,494

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	9,564,356
Basic and diluted net income per Class A ordinary share	$0.37	$1.09

Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000	7,811,881
Basic and diluted net income (loss) per Class B ordinary share	$0.22	$(1.12)

The accompanying notes are an integral part of the financial statements.

Enphys Acquisition Corp.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000

Share-based compensation	—	—	557,600	—	557,600

Excess proceeds received over fair value of warrants	—	—	3,115,000	—	3,115,000

Anchor shares transferred from Sponsor	—	—	14,289,894	—	14,289,894

Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	(17,986,631)	(25,884,814)	(43,871,445)

Subsequent accretion of Class A ordinary shares to redemption value	—	—	—	(30,847)	(30,847)

Net income	—	—	—	2,026,494	2,026,494
Balance as of December 31, 2021	8,625,000	$863	$—	$(23,889,167)	$(23,888,304)

Accretion of Class A ordinary shares to redemption value	—	—	—	(5,137,492)	(5,137,492)

Net income	—	—	—	14,816,639	14,816,639
Balance as of December 31, 2022	8,625,000	$863	$—	$(14,210,020)	$(14,209,157)

The accompanying notes are an integral part of the financial statements.

Enphys Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From March 3, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income	$14,816,639	$2,026,494
Adjustments to reconcile net income to net cash used in operating activities:
Formations and organization costs paid by related party	—	11,043
Share-based compensation	—	557,600
Accreted income on Investments held in Trust Account	(5,137,492)	(30,847)
Change in fair value of derivative liabilities	(10,595,500)	(4,048,500)
Transaction costs allocable to warrant liabilities	—	1,338,187
Changes in operating assets and liabilities:
Prepaid expenses	263,530	(464,708)
Accounts payable and accrued expenses	213,446	25,269
Net Cash Used In Operating Activities	(439,377)	(585,462)

Cash Flows From Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	2,076,731,051	—
Purchase of U.S. government treasury obligations	(2,076,731,051)	(345,000,000)
Net Cash Used In Investing Activities	—	(345,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Proceeds from Sponsor note	—	52,000
Repayment of Sponsor note	—	(195,625)
Proceeds from repayment of due from Sponsor	100,000	—
Due from related party	—	(100,000)
Payment of offering costs	(199,143)	(359,471)
Net Cash (Used In) Provided By Financing Activities	(99,143)	346,396,904

Net change in cash	(538,520)	811,442

Cash at beginning of period	811,442	—
Cash at end of period	$272,922	$811,442

Supplemental disclosure of non-cash financing activities:

Deferred underwriting fee payable	$—	$12,075,000
Initial accretion of Class A ordinary shares subject to possible redemption to redemption value	$—	$43,871,445
Offering costs included in accrued offering costs	$—	$204,142
Deferred offering costs paid by related party	$—	$143,625
Deferred offering costs paid by related party in exchange for Class B ordinary shares	$—	$25,000
Subsequent accretion of Class A ordinary shares to redemption value	$5,137,492	$30,847

The accompanying notes are an integral part of the financial statements.

Enphys Acquisition Corp.

Notes to Financial Statements

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Initial Financing and Sponsor

The registration statement for the Company’s Initial Public Offering was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the Initial Public Offering of 30 million units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $300 million.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 8.0 million warrants (the “Private Placement Warrants”) to Enphys Acquisition Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $8.0 million.

On October 8, 2021, the underwriters purchased an additional 4.5 million Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45 million. Also, in connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants at a purchase price of $1.00 per warrant.

Trust Account

Following the closing of the Initial Public Offering and the exercise of the overallotment option on October 8, 2021, an amount of $345 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $6.9 million from the Private Placement Warrants were placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. The Company deposited the remaining $2.0 million of the net proceeds of the Private Placement Warrants into a bank account for working capital purposes.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting fees and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded as temporary equity upon the completion of the Initial Public Offering and subsequently accreted to redemption value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (“SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Class B ordinary shares previously issued in March 2021 (the “Founder Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting fees held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern, Liquidity and Management’s Plan

At December 31, 2022, we had $272,922 in cash and working capital of $219,343.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and the Company does not have sufficient cash and working capital to sustain its operation. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities held in Trust Account

The Company’s portfolio of marketable securities held in the Trust Account are comprised of U.S. Treasury securities that invest primarily in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities and interest and dividends is included in income earned on marketable securities held in Trust Account in the accompanying statements of operations.

Offering Costs associated with an Initial Public Offering

Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering in proportion to the amount of proceeds allocated to such instruments. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs of $732,238 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $18,975,000 were allocated between temporary equity and the Public Warrants. Total offering costs were $33,997,132 which included the fair value of the anchor shares issued of $14,289,894 and the underwriting costs of $18,975,000 and other offering costs of $732,238. Of these costs, $1,338,187 were allocated to the warrants and were expensed upon completion of the Initial Public Offering in 2021.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit, in the statements of changes in shareholders’ deficit.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)

Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	5,137,492
Balance, December 31, 2022	$350,168,339

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the year ended December 31, 2022:

For the Year Ended December 31, 2022

Net income	$14,816,639
Accretion of temporary equity to redemption value	(5,137,492)
Net income including accretion of temporary equity to redemption value	$9,679,147

	For the Year Ended December 31, 2022
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$7,743,317	$1,935,830
Allocation of accretion of temporary equity to Class A Ordinary shares	5,137,492	—
Allocation of net income	$12,880,809	$1,935,830
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.37	$0.22

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the period from March 3, 2021 (inception) through December 31, 2021:

For the Period From March 3, 2021 (inception) Through December 31, 2021

Numerator: Net income	$2,026,494
Accretion of temporary equity to redemption value	(43,902,292)
Net loss including accretion of temporary equity to redemption value	$(41,875,798)

	For the Period From March 3, 2021 (inception) Through December 31, 2021
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(33,487,836)	$(8,387,962)
Allocation of accretion of temporary equity to redeemable Class A Ordinary shares	43,902,292	—
Allocation of net income (loss)	$10,414,456	$(8,387,962)
Denominator:
Weighted-average shares outstanding	9,564,356	7,811,881
Basic and diluted net income (loss) per ordinary share	$1.09	$(1.12)

In connection with the underwriters’ full exercise of their over-allotment option on October 26, 2021, 375,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of December 31, 2022 and 2021, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks.

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

The fair value of the Company’s financial assets and liabilities, except for warrant liabilities, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC  815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting date. This liability is re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Pursuant to the Initial Public Offering, the Company sold 30 million Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $300 million. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment.

On October 8, 2021, the underwriters purchased an additional 4.5 million Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45 million.

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

Due from Sponsor

In December 2021, the Company’s financial institution inadvertently deposited $100,000 into the Sponsor’s account instead of that of the Company. The amount outstanding as of December 31, 2021 was $100,000 which was repaid to the Company by the Sponsor in January 2022. There was no amount outstanding as of December 31, 2022.

Promissory Note — Related Party

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and 2021, there was no amount outstanding under the Promissory Note.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021, the Company recorded $120,000 and $30,000 in fees pursuant to the agreement, respectively, which are recorded in the statements of operations. As of December 31, 2022 and 2021, $150,000 and $30,000, respectively, was due to the Sponsor which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4.5 million additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting fees.

The underwriters were entitled to a cash underwriting fee of $0.20 per Unit, or $6.0 million in the aggregate (or $6,900,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate (or $12,075,000 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.

On October 8, 2021, the underwriters purchased an additional 4.5 million Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45 million.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preferred Shares  —  The Company is authorized to issue 1.0 million shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares —  The Company is authorized to issue 300 million shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 34.5 million shares of the Class A ordinary shares issued and outstanding, including 34.5 million Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares  —  The Company is authorized to issue 30 million shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the offering.

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

The Company accounts for the 26,150,000 warrants to be issued in connection with the Initial Public Offering (representing 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a derivative liability at its fair value.

Offering costs will be allocated to the Class A ordinary Shares and Public Warrants, and the amounts allocated to the Public Warrants will be expensed immediately. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021

Assets:
Marketable Securities held in Trust Account	1	$350,168,339	$345,030,847

Liabilities:
Warrant liabilities – Private Placement Warrants	2	$801,000	$4,324,000
Warrant liabilities – Public Warrants	1	1,552,500	8,625,000
		$2,353,500	$12,949,000

The Warrants are measured at fair value on a recurring basis. Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. Upon initial issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Company transferred the Public Warrants from Level 3 to Level 1 and the Private Placement Warrants from Level 3 to Level 2 during the period from March 3, 2021 (inception) through December 31, 2021, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants. As of December 31, 2022 and 2021, the fair value of the Public Warrants is determined using quoted market prices and are classified as Level 1, and the Private Warrants are benchmarked to the fair value of the Public Warrants and are classified as Level 2.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair Value Measurement Using Level 3 Inputs Total
Balance, at March 3, 2021 (inception)	$—
Initial classification of Public Warrant and Private Placement Warrant liability at October 8, 2021	16,997,500
Change in fair value of the warrants during the period	(4,048,500)
Transfer of Public Warrants to Level 1	(8,625,000)
Transfer of Private Warrants to Level 2	(4,324,000)
Balance, December 31, 2021	$—

The key inputs into the Monte Carlo and Black-Scholes simulation models at issuance and December 31, 2021 were as follows:

	October 8, 2021	December 31, 2021
Risk-free interest rate	0.93%	1.26%
Expected life of warrants	6.5 years	6.26 years
Expected volatility of underlying shares	15.0%	10.7%
Dividend yield	0%	0%
Probability of business combination	90%	90%

Subsequent to the initial public offering, the fair value of the Public Warrants is determined using quoted market prices, and the Private Warrants are benchmarked to the fair value of the Public Warrants.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at March 3, 2021 (inception)	$—	$—	$—
Initial measurement at October 8, 2021	5,785,000	11,212,500	16,997,500
Change in fair value	(1,461,000)	(2,587,500)	(4,048,500)
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(3,523,000)	(7,072,500)	(10,595,500)
Fair value at December 31, 2022	$801,000	$1,552,500	$2,353,500