Form 10-Q
period 2023-03-31
Enphys Acquisition Corp.
filed 2023-05-22
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

ENPHYS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40879	87-2010879
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

100 Wall Street 20th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number,
including area code: (646) 854-6565

216 East 45th Street, 13th Floor, New York, NY 10017
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

As of May 19, 2023 there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$3,542	$272,922
Prepaid expenses	207,638	201,178
Other current assets	66,955	—
Total Current Assets	278,135	474,100

Marketable securities held in Trust Account	353,935,852	350,168,339
Total Assets	$354,213,987	$350,642,439

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$235,723	$249,758
Accrued offering costs	4,999	4,999
Total Current Liabilities	240,722	254,757

Derivative warrant liabilities	3,138,000	2,353,500
Deferred underwriting fees	12,075,000	12,075,000
Total Liabilities	15,453,722	14,683,257

COMMITMENTS AND CONTINGENCIES

Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	353,935,852	350,168,339

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,176,450)	(14,210,020)
Total Shareholders’ Deficit	(15,175,587)	(14,209,157)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$354,213,987	350,642,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
EXPENSES
Administration fee - related party	$30,000	$30,000
General and administrative expenses	151,930	156,872
TOTAL EXPENSES	181,930	186,872

OTHER INCOME (EXPENSE)
Income earned on marketable securities held in Trust Account	3,767,513	59,056
Change in fair value of derivative warrant liabilities	(784,500)	5,785,300
TOTAL OTHER INCOME (EXPENSE)	2,983,013	5,844,356

Net income	$2,801,083	$5,657,484

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	34,500,000
Basic and diluted net income per Class A ordinary share	$0.09	$0.13

Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000	8,625,000
Basic and diluted net (loss) income per Class B ordinary share	$(0.02)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	8,625,000	$863	$-	$(14,210,020)	$(14,209,157)

Accretion of Class A ordinary shares to redemption value	-	-	-	(3,767,513)	(3,767,513)

Net income	-	-	-	2,801,083	2,801,083

Balance as of March 31, 2023	8,625,000	$863	$-	$(15,176,450)	$(15,175,587)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	8,625,000	$863	$-	$(23,889,167)	$(23,888,304)

Accretion of Class A ordinary shares to redemption value	-	-	-	(59,056)	(59,056)

Net income	-	-	-	5,657,484	5,657,484

Balance as of March 31, 2022	8,625,000	$863	$-	$(18,290,739)	$(18,289,876)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$2,801,083	$5,657,484
Adjustments to reconcile net income to net cash used in operating activities:
Accreted income on investment held in Trust Account	(3,767,513)	(59,056)
Change in fair value of derivative warrant liabilities	784,500	(5,785,300)
Changes in operating assets and liabilities:
Prepaid expenses	(6,460)	6,512
Other current assets	(66,955)	—
Other assets	—	(5,562)
Accounts payable and accrued expenses	(14,035)	163,464
Net Cash Used In Operating Activities	(269,380)	(22,458)

Cash Flows From Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	703,744,604	—
Purchase of U.S. government treasury obligations	(703,744,604)	—
Net Cash used in Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from repayment of due from Sponsor	—	100,000
Payment of offering costs	—	(17,571)
Net Cash Provided By Financing Activities	—	82,429

Net change in cash	(269,380)	59,971

Cash at beginning of period	272,922	811,442
Cash at end of period	$3,542	$871,413

Supplemental disclosure of non-cash financing activities:

Subsequent accretion of Class A ordinary shares to redemption value	$3,767,513	$59,056

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern, Liquidity and Management’s Plan

As of March 31, 2023, the Company had $3,542 in cash and working capital of $37,413. At December 31, 2022, we had $272,922 in cash and working capital of $219,343.

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

Risks and Uncertainties

Management continues to evaluate the impact of the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial states and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 13, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit, in the statements of changes in shareholders’ deficit.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)
Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	5,137,492
Balance, December 31, 2022	350,168,339
Remeasurement adjustment of carrying value to redemption value	3,767,513
Balance, March 31, 2023	$353,935,852

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Net income	$2,801,083
Accretion of temporary equity to redemption value	(3,767,513)
Net loss including accretion of temporary equity to redemption value	$(966,430)

	For the Three Months Ended
	March 31, 2023
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(773,144)	$(193,286)
Allocation of accretion of temporary equity to Class A Ordinary shares	3,767,513	-
Allocation of net income (loss)	$2,994,369	$(193,286)
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.02)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts) for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022

Net income	$5,657,484
Accretion of temporary equity to redemption value	(59,056)
Net income including accretion of temporary equity to redemption value	$5,598,428

	For the Three Months Ended
	March 31, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$4,478,742	$1,119,686
Allocation of accretion of temporary equity to Class A Ordinary shares	59,056	-
Allocation of net income	$4,537,798	$1,119,686
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.13	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks.

The failures of Silicon Valley Bank and Signature Bank on March 10, 2023, raised significant concerns regarding potential risks to deposits at First Republic Bank (“FRB”), including the operating account of the Company held at FRB. On March 13, 2023, the Company and its management moved to protect the funds in the operating account by reducing the funds held within the FRB Account, for the benefit of the Company and its shareholders, an aggregate amount of $90,000 to a trust account held by an independent third party. The Company transferred the remaining funds of $63,875 to accounts now owned by JP Morgan Chase on May 5, 2023.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of the Company’s financial assets and liabilities, except for derivative warrant liabilities, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature (see Note 9).

Derivative Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the balance to fair value at each reporting date. This liability is re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Such warrant classification is also subject to re-evaluation at each reporting period.

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

NOTE 3 - PRIVATE PLACEMENTS

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

NOTE 4 - RELATED PARTIES

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $30,000 in fees pursuant to the agreement, which are recorded in the condensed statements of operations. As of March 31, 2023 and December 31, 2022, $180,000 and $150,000, respectively, was due to the Sponsor which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The underwriters were entitled to a cash underwriting fee of $0.20 per Unit, or $6,000,000 in the aggregate (or $6,900,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate (or $12,075,000 in the aggregate if the underwriters’ over-allotment option is exercised in full).

On October 8, 2021, the underwriters purchased an additional 4,500,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $45,000,000.

The deferred underwriting fee of $12,075,000 will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.

NOTE 6 - SHAREHOLDER’S EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 34,500,000 shares of the Class A ordinary shares issued and outstanding, including 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

NOTE 7 - DERIVATIVE WARRANT LIABILITIES

The Company accounts for the 26,150,000 warrants to be issued in connection with the Initial Public Offering (representing 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a derivative warrant liability at its fair value.

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

NOTE 8.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022

Assets:
Marketable Securities held in Trust Account	1	$353,935,852	$350,168,339

Liabilities:
Derivative warrant liabilities – Private Placement Warrants	2	$1,068,000	$801,000
Derivative warrant liabilities – Public Warrants	1	2,070,000	1,552,500
		$3,138,000	$2,353,500

 The Warrants are measured at fair value on a recurring basis. As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants is determined using quoted market prices and are classified as Level 1, and the Private Warrants are benchmarked to the fair value of the Public Warrants and are classified as Level 2.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$801,000	$1,552,500	$2,353,500
Change in fair value	267,000	517,500	784,500
Fair value at March 31, 2023	$1,068,000	$2,070,000	$3,138,000

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(1,990,300)	(3,795,000)	(5,785,300)
Fair value at March 31, 2022	$2,333,700	$4,830,000	$7,163,700

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

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

For the three months ended March 31, 2023, we had net income of $2,801,083, which consisted of general and administrative expenses of $181,930 and $784,500 for the net change in derivative warrant liabilities offset by the income earned on the investments in the Trust Account of $3,767,513.

For the three months ended March 31, 2022, we had we had net income of $5,657,484, which consisted of general and administrative expenses of $186,872 offset by $5,785,300 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $59,056.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $3,452 in cash and working capital of $37,413.

If the Company needs additional working capital in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

Based on the foregoing, our management believes that there is substantial doubt about the Company's ability to continue as a going concern for one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Management continues to evaluate the impact of the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The deferred underwriting fee of $12,075,000 will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that a material weakness existed and the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K filed with the SEC on April 13, 2023 (“Form 10-K”). As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 8,900,000 Private Placement Warrants to the Sponsor at an aggregate price of, and generating gross proceeds to the Company of $8,900,000, $6,900,000 of which was placed in the Trust Account.

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023, there was no amount outstanding under the Promissory Note.

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

ENPHYS ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Pär Lindström
Name:	Pär Lindström
Title:	Chief Financial Officer