Form 10-Q
period 2023-06-30
Enphys Acquisition Corp.
filed 2023-08-18
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of August 11, 2023 there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$8,226	$272,922
Prepaid expenses	120,011	201,178
Total Current Assets	128,237	474,100

Cash and marketable securities held in Trust Account	358,074,839	350,168,339
Total Assets	$358,203,076	$350,642,439

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$267,322	$249,758
Accrued offering costs	4,999	4,999
Total Current Liabilities	272,321	254,757

Derivative warrant liabilities	1,310,115	2,353,500
Deferred underwriting fees	12,075,000	12,075,000
Total Liabilities	13,657,436	14,683,257

COMMITMENTS AND CONTINGENCIES

Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	358,074,839	350,168,339

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	-	-
Accumulated deficit	(13,530,062)	(14,210,020)
Total Shareholders’ Deficit	(13,529,199)	(14,209,157)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$358,203,076	350,642,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
EXPENSES
Administration fee - related party	$30,000	$30,000	$60,000	$60,000
General and administrative expenses	151,497	363,858	303,427	520,730
TOTAL EXPENSES	181,497	393,858	363,427	580,730

OTHER INCOME
Income earned on cash and marketable securities held in Trust Account	4,138,987	386,214	7,906,500	445,270
Change in fair value of derivative warrant liabilities	1,827,885	2,979,700	1,043,385	8,765,000
TOTAL OTHER INCOME	5,966,872	3,365,914	8,949,885	9,210,270

Net income	$5,785,375	$2,972,056	$8,586,458	$8,629,540

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per Class A ordinary share	$0.16	$0.07	$0.24	$0.20

Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per Class B ordinary share	$0.04	$0.06	$0.02	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	8,625,000	$863	$-	$(14,210,020)	$(14,209,157)

Accretion of Class A ordinary shares to redemption value	-	-	-	(3,767,513)	(3,767,513)

Net income	-	-	-	2,801,083	2,801,083

Balance as of March 31, 2023	8,625,000	$863	$-	$(15,176,450)	$(15,175,587)

Accretion of Class A ordinary shares to redemption value	-	-	-	(4,138,987)	(4,138,987)

Net income	-	-	-	5,785,375	5,785,375

Balance as of June 30, 2023	8,625,000	$863	$-	$(13,530,062)	$(13,529,199)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	8,625,000	$863	$-	$(23,889,167)	$(23,888,304)

Accretion of Class A ordinary shares to redemption value	-	-	-	(59,056)	(59,056)

Net income	-	-	-	5,657,484	5,657,484

Balance as of March 31, 2022	8,625,000	$863	$-	$(18,290,739)	$(18,289,876)

Accretion of Class A ordinary shares to redemption value	-	-	-	(386,214)	(386,214)

Net income	-	-	-	2,972,056	2,972,056

Balance as of June 30, 2022	8,625,000	$863	$-	$(15,704,897)	$(15,704,034)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$8,586,458	$8,629,540
Adjustments to reconcile net income to net cash used in operating activities:
Accreted income on investment held in Trust Account	(7,906,500)	(445,270)
Change in fair value of derivative warrant liabilities	(1,043,385)	(8,765,000)
Changes in operating assets and liabilities:
Prepaid expenses	81,167	9,879
Other assets	-	77,976
Accounts payable and accrued expenses	17,564	350,859
Net Cash Used In Operating Activities	(264,696)	(142,016)

Cash Flows From Investing Activities:
Proceeds from redemption of U.S. government treasury obligations	1,775,224,853	345,280,102
Purchase of U.S. government treasury obligations	(1,417,150,014)	(345,280,102)
Net Cash Provided By Investing Activities	358,074,839	-

Cash Flows From Financing Activities:
Proceeds from repayment of due from Sponsor	-	100,000
Payment of offering costs	-	(164,143)
Net Cash used in Financing Activities	-	(64,143)

Net change in cash, cash equivalents and restricted cash	357,810,143	(206,159)

Cash, cash equivalents and restricted cash at beginning of period	272,922	811,442
Cash, cash equivalents and restricted cash at end of period	$358,083,065	$605,283

Supplemental disclosure of non-cash financing activities:

Accretion of Class A ordinary shares to redemption value	$7,906,500	$445,270

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern, Liquidity and Management’s Plan

As of June 30, 2023, the Company had $8,226 in cash and working capital deficit of $144,084. At December 31, 2022, we had $272,922 in cash and working capital of $219,343.

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

Risks and Uncertainties

Management continues to evaluate the impact of the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 13, 2023. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Marketable Securities held in Trust Account

The Company’s portfolio of marketable securities held in the Trust Account are comprised of U.S. Treasury securities that invest primarily in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities and interest and dividends is included in income earned on marketable securities held in Trust Account in the accompanying statements of operations. As of June 30, 2023, the balance in the Trust Account consisted of cash and cash equivalents.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit, in the statements of changes in shareholders’ deficit.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Gross proceeds, October 8, 2021	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)
Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	5,137,492
Balance, December 31, 2022	350,168,339
Remeasurement adjustment of carrying value to redemption value	7,906,500
Balance, June 30, 2023	$358,074,839

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Share

Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share of does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings and losses per ordinary share is the same as basic earnings and losses per ordinary share for the periods presented. The warrants are exercisable to purchase 26,150,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2023:

For the Three Months Ended
June 30, 2023
Net income	$5,785,375
Accretion of temporary equity to redemption value	(4,138,987)
Net income including accretion of temporary equity to redemption value	$1,646,388

	For the Three Months Ended
	June 30, 2023
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$1,317,110	$329,278
Allocation of accretion of temporary equity to Class A Ordinary shares	4,138,987	-
Allocation of net income (loss)	$5,456,097	$329,278
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.16	$0.04

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2022:

For the Three Months Ended
June 30, 2022
Net income	$2,972,056
Accretion of temporary equity to redemption value	(386,214)
Net income including accretion of temporary equity to redemption value	$2,585,842

	For the Three Months Ended
	June 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$2,068,674	$517,168
Allocation of accretion of temporary equity to Class A Ordinary shares	386,214	-
Allocation of net income	$2,454,888	$517,168
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.07	$0.06

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the six months ended June 30, 2023:

For the Six Months Ended
June 30, 2023
Net income	$8,586,458
Accretion of temporary equity to redemption value	(7,906,500)
Net income including accretion of temporary equity to redemption value	$679,958

	For the Six Months Ended
	June 30, 2023
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$543,966	$135,992
Allocation of accretion of temporary equity to Class A Ordinary shares	7,906,500	-
Allocation of net income (loss)	$8,450,466	$135,992
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.24	$0.02

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts) for the six months ended June 30, 2022:

For the Six Months Ended
June 30, 2022

Net income	$8,629,540
Accretion of temporary equity to redemption value	(445,270)
Net income including accretion of temporary equity to redemption value	$8,184,270

	For the Six Months Ended
	June 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$6,547,416	$1,636,854
Allocation of accretion of temporary equity to Class A Ordinary shares	445,270	-
Allocation of net income	$6,992,686	$1,636,854
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.20	$0.19

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks. The concentration of cash in our Trust Account as of June 30, 2023 exposes the Company to increased credit risk with such banks.

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

The fair value of the Company’s financial assets and liabilities, except for derivative warrant liabilities, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature (see Note 8).

Derivative Warrant Liabilities

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the balance to fair value at each reporting date. This liability is re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. Such warrant classification is also subject to re-evaluation at each reporting period.

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

NOTE 4 - RELATED PARTIES

Founder Shares

During the period ended March 4, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 in exchange for paying certain expenses on behalf of the Company. On October 5, 2021, the Company effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Upon exercise of the underwriter’s overallotment option, these shares are no longer subject to forfeiture. Concurrent with the offering, the Sponsor transferred 20,000 Founder Shares to each of the Company’s independent directors as consideration for services already performed on behalf of the Company. These 80,000 Founder Shares were not subject to forfeiture in the event that the underwriter’s did not exercise the over-allotment option. Upon transfer of these shares, the Company recorded $557,600 of share-based compensation for services provided by the independent directors in 2021.

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2023 and 2022, the Company recorded $30,000 in fees pursuant to the agreement, which are recorded in the condensed statements of operations. During the six months ended June 30, 2023 and 2022, the Company recorded $60,000 in fees pursuant to the agreement, which are recorded in the condensed statements of operations. As of June 30, 2023 and December 31, 2022, $210,000 and $150,000, respectively, was due to the Sponsor which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 6 - SHAREHOLDER’S EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 34,500,000 shares of the Class A ordinary shares issued and outstanding, including 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the offering.

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

NOTE 7 – DERIVATIVE WARRANT LIABILITIES

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

NOTE 8.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022

Assets:
Cash and Marketable Securities held in Trust Account	1	$358,074,839	$350,168,339

Liabilities:
Derivative warrant liabilities – Private Placement Warrants	2	$445,890	$801,000
Derivative warrant liabilities – Public Warrants	1	864,225	1,552,500
		$1,310,115	$2,353,500

 The Warrants are measured at fair value on a recurring basis. As of June 30, 2023 and December 31, 2022, the fair value of the Public Warrants is determined using quoted market prices and are classified as Level 1, and the Private Warrants are benchmarked to the fair value of the Public Warrants and are classified as Level 2.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$801,000	$1,552,500	$2,353,500
Change in fair value	(355,110)	(688,275)	(1,043,385)
Fair value at June 30, 2023	$445,890	$864,225	$1,310,115

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(2,900,000)	(5,865,000)	(8,765,000)
Fair value at June 30, 2022	$1,424,000	$2,760,000	$4,184,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur substantially increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $5,785,375, which consisted of general and administrative expenses of $181,497 offset by $1,827,885 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $4,138,987.

For the three months ended June 30, 2022, we had we had net income of $2,972,056, which consisted of general and administrative expenses of $393,858 offset by $2,979,700 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $386,214.

For the six months ended June 30, 2023, we had net income of $8,586,458, which consisted of general and administrative expenses of $363,427 offset by $1,043,385 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $7,906,500.

For the six months ended June 30, 2022, we had we had net income of $8,629,540, which consisted of general and administrative expenses of $580,730 offset by $8,765,000 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $445,270.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $8,226 in cash and working capital deficit of $144,084.

If the Company needs additional working capital in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

Based on the foregoing, our management believes that there is substantial doubt about the Company’s ability to continue as a going concern for one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Management continues to evaluate the impact of the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that a material weakness existed and the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants and the presentation of the statements of cash flows.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than the changes intended to remediate the material weakness identified and discussed above, our management has concluded that no such changes have occurred. The material weakness has not been fully remediated as of June 30, 2023.

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

The following new risk factor is added:

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a business combination to be consummated with us, we may not be able to consummate a business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. We and our sponsor have ties to non-US persons. Specifically, Jorge de Pablo, our Chief Executive Officer and a member of the Board of Directors of the Company (the “Board”), is a citizen of Spain. Carlos Guimarães, our Chairman of the Board, is a citizen of Brazil. Pär Lindström, our Chief Financial Officer and a member of the Board, is a citizen of Sweden. Matías de Buján, our Chief Operating Officer, is a citizen of Argentina. Additionally, our independent directors, José Antonio Aguilar Bueno, Federico Carrillo- Zürcher, Hélio L. Magalhães and Eva Redhe are citizens of Mexico, Costa Rica, Brazil and Sweden, respectively.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENPHYS ACQUISITION CORP.

Date: August 18, 2023	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer