Form 10-Q
period 2023-09-30
Enphys Acquisition Corp.
filed 2023-11-20
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 20, 2023 there were 17,010,705 Class A ordinary shares, par value $0.0001 per share, and 1,812,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

PART I-FINANCIAL INFORMATION

Item 1.	Financial Information

ENPHYS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$43,178	$272,922
Prepaid expenses	32,250	201,178
Total Current Assets	75,428	474,100

Marketable securities held in Trust Account	362,782,255	350,168,339
Total Assets	$362,857,683	$350,642,439

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$409,745	$249,758
Accrued offering costs	4,999	4,999
Advances from Sponsor	60,000	—
Total Current Liabilities	474,744	254,757

Derivative warrant liabilities	1,833,115	2,353,500
Deferred underwriting fees	12,075,000	12,075,000
Total Liabilities	14,382,859	14,683,257

COMMITMENTS AND CONTINGENCIES

Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 34,500,000 shares issued and outstanding subject to possible redemption	362,782,255	350,168,339

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,308,294)	(14,210,020)
Total Shareholders’ Deficit	(14,307,431)	(14,209,157)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$362,857,683	350,642,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
EXPENSES
Administration fee - related party	$30,000	$30,000	$90,000	$90,000
General and administrative expenses	225,232	124,243	528,659	644,973
TOTAL EXPENSES	255,232	154,243	618,659	734,973

OTHER INCOME
Income earned on marketable securities held in Trust Account	4,707,416	1,624,641	12,613,916	2,069,911
Change in fair value of derivative warrant liabilities	(523,000)	1,618,685	520,385	10,383,685
TOTAL OTHER INCOME	4,184,416	3,243,326	13,134,301	12,453,596

Net income	$3,929,184	$3,089,083	$12,515,642	$11,718,623

Weighted average number of Class A ordinary shares outstanding, basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per Class A ordinary share	$0.12	$0.08	$0.36	$0.28

Weighted average number of Class B ordinary shares outstanding, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.02)	$0.03	$(0.00)	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	8,625,000	$863	$-	$(14,210,020)	$(14,209,157)

Accretion of Class A ordinary shares to redemption value	-	-	-	(3,767,513)	(3,767,513)

Net income	-	-	-	2,801,083	2,801,083

Balance as of March 31, 2023	8,625,000	$863	$-	$(15,176,450)	$(15,175,587)

Accretion of Class A ordinary shares to redemption value	-	-	-	(4,138,987)	(4,138,987)

Net income	-	-	-	5,785,375	5,785,375

Balance as of June 30, 2023	8,625,000	$863	$-	$(13,530,062)	$(13,529,199)

Accretion of Class A ordinary shares to redemption value	-	-	-	(4,707,416)	(4,707,416)

Net income	-	-	-	3,929,184	3,929,184

Balance as of September 30, 2023	8,625,000	$863	$-	$(14,308,294)	$(14,307,431)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	8,625,000	$863	$-	$(23,889,167)	$(23,888,304)

Accretion of Class A ordinary shares to redemption value	-	-	-	(59,056)	(59,056)

Net income	-	-	-	5,657,484	5,657,484

Balance as of March 31, 2022	8,625,000	$863	$-	$(18,290,739)	$(18,289,876)

Accretion of Class A ordinary shares to redemption value	-	-	-	(386,214)	(386,214)

Net income	-	-	-	2,972,056	2,972,056

Balance as of June 30, 2022	8,625,000	$863	$-	$(15,704,897)	$(15,704,034)

Accretion of Class A ordinary shares to redemption value	-	-	-	(1,624,641)	(1,624,641)

Net income	-	-	-	3,089,083	3,089,083

Balance as of September 30, 2022	8,625,000	$863	$-	$(14,240,455)	$(14,239,592)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$12,515,642	$11,718,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on investment held in Trust Account	(7,908,618)	(2,069,911)
Change in fair value of derivative warrant liabilities	(520,385)	(10,383,685)
Changes in operating assets and liabilities:
Prepaid expenses	168,928	175,715
Accounts payable and accrued expenses	159,987	226,774
Net Cash Provided By (Used In) Operating Activities	4,415,554	(332,484)

Cash Flows From Investing Activities:
Proceeds from redemption of securities held in Trust Account	2,133,301,809	1,728,212,616
Purchase of securities held in Trust Account	(2,138,007,107)	(1,728,212,616)
Net Cash Used In Investing Activities	(4,705,298)	—

Cash Flows From Financing Activities:
Proceeds from repayment of due from Sponsor	—	100,000
Proceeds from Sponsor advances	60,000	—
Payment of offering costs	—	(199,143)
Net Cash Provided By (Used in) Financing Activities	60,000	(99,143)

Net change in cash and cash equivalents	(229,744)	(431,627)

Cash, and cash equivalents at beginning of period	272,922	811,442
Cash and cash equivalents at end of period	$43,178	$379,815

Supplemental disclosure of non-cash financing activities:

Accretion of Class A ordinary shares to redemption value	$12,613,916	$2,069,911

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern, Liquidity and Management’s Plan

As of September 30, 2023, the Company had $43,178 in cash and working capital deficit of $399,316. As of December 31, 2022, we had $272,922 in cash and working capital of $219,343.

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

Risks and Uncertainties

Management continues to evaluate the impact of global conflicts and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 13, 2023. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities held in Trust Account

Trading securities in the Trust Account were invested in U.S. Treasury Securities and marketable securities, which are reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account are determined using quoted market prices in active markets.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit, in the statements of changes in shareholders’ deficit.

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds, October 8, 2021	$345,000,000
Less:
Issuance costs allocated to Class A ordinary shares	(32,658,945)
Proceeds allocated to Public Warrants	(11,212,500)
(43,871,445)
Plus:
Remeasurement adjustment of carrying value to redemption value	43,902,292
Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	5,137,492
Balance, December 31, 2022	350,168,339
Remeasurement adjustment of carrying value to redemption value	12,613,916
Balance, September 30, 2023	$362,782,255

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings and losses per ordinary share is the same as basic earnings and losses per ordinary share for the periods presented. The warrants are exercisable to purchase 26,150,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended September 30, 2023:

For the Three Months Ended September 30, 2023
Net income	$3,929,184
Accretion of temporary equity to redemption value	(4,707,416)
Net loss including accretion of temporary equity to redemption value	$(778,232)

	For the Three Months Ended
	September 30, 2023
	Redeemable	Non-Redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(622,586)	$(155,646)
Allocation of accretion of temporary equity to Class A Ordinary shares	4,707,416	-
Allocation of net income (loss)	$4,084,830	$(155,646)
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.02)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts) for the three months ended September 30, 2022:

For the Three Months Ended September 30, 2022
Net income	$3,089,083
Accretion of temporary equity to redemption value	(1,624,641)
Net income including accretion of temporary equity to redemption value	$1,464,442

	For the Three Months Ended
	September 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$1,171,553	$292,889
Allocation of accretion of temporary equity to Class A Ordinary shares	1,624,641	-
Allocation of net income	$2,796,194	$292,889
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.08	$0.03

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023
Net income	$12,515,642
Accretion of temporary equity to redemption value	(12,613,916)
Net income including accretion of temporary equity to redemption value	$(98,274)

	For the Nine Months Ended
	September 30, 2023
	Redeemable	Non-Redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(78,619)	$(19,655)
Allocation of accretion of temporary equity to Class A Ordinary shares	12,613,916	-
Allocation of net income (loss)	$12,535,297	$(19,655)
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income (loss) per ordinary share	$0.36	$(0.00)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts) for the nine months ended September 30, 2022:

For the Nine Months Ended September 30, 2022
Net income	$11,718,623
Accretion of temporary equity to redemption value	(2,069,911)
Net income including accretion of temporary equity to redemption value	$9,648,712

	For the Nine Months Ended
	September 30, 2022
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$7,718,969	$1,929,743
Allocation of accretion of temporary equity to Class A Ordinary shares	2,069,911	-
Allocation of net income	$9,788,880	$1,929,743
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.28	$0.22

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks. The concentration of cash in our Trust Account as of September 30, 2023 exposes the Company to increased credit risk with such banks.

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

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2023 and 2022, the Company recorded $30,000 respectively in fees pursuant to the agreement, which are recorded in the condensed statements of operations. During the nine months ended September 30, 2023 and 2022, the Company recorded $90,000 respectively in fees pursuant to the agreement, which are recorded in the condensed statements of operations. As of September 30, 2023 and December 31, 2022, $240,000 and $150,000, respectively, was due to the Sponsor which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Advances from Sponsor

In August 2023, the Sponsor advanced the Company $60,000 in order to finance certain operational costs. At the time of advance, the funds received were non-interest bearing and due on demand. On October 30, 2023, the Company and the Sponsor executed a promissory note for $300,000, of which $60,000 was advanced in August 2023. The entire outstanding principal of the promissory note shall be due and payable in full on the date on which the Company consummates an initial business combination. See Note 9.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 6 - SHAREHOLDER’S EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 34,500,000 shares of the Class A ordinary shares issued and outstanding, including 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 8,625,000 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

NOTE 8.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022

Assets:
Marketable Securities held in Trust Account	1	$362,782,255	$350,168,339

Liabilities:
Derivative warrant liabilities – Private Placement Warrants	2	$623,890	$801,000
Derivative warrant liabilities – Public Warrants	1	1,209,225	1,552,500
		$1,833,115	$2,353,500

The Warrants are measured at fair value on a recurring basis.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$801,000	$1,552,500	$2,353,500
Change in fair value	(177,110)	(343,275)	(520,385)
Fair value at September 30, 2023	$623,890	$1,209,225	$1,833,115

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(3,450,910)	(6,932,775)	(10,383,685)
Fair value at September 30, 2022	$873,090	$1,692,225	$2,565,315

NOTE 9. SUBSEQUENT EVENTS

Amendments to Amended and Restated Memorandum and Articles of Association

On October 6, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to vote on certain proposals as described below. At the Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which the Company must consummate a business combination from October 8, 2023 to February 8, 2024 (the “Extended Date”) (the “Extension Amendment Proposal”).

At the Extraordinary General Meeting, the Company’s shareholders also approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Founder Share Amendment”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal”).

The foregoing descriptions of the amendments are qualified in their entirety by reference to the Extension Amendment and the Founder Share Amendment, copies of which are filed as Exhibit 3.1 in the Company’s Current Report on Form 8-K dated October 6, 2023 and are incorporated by reference herein.

Promissory Note

On October 10, 2023, the Company issued a promissory note (the “Extension Note”) to the Sponsor or its registered assigns or successors in interest (the “Payee”), pursuant to which the Payee agreed that the Payee or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.025 per Class A ordinary share of the Company multiplied by the number of Class A ordinary shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) the Extended Date. The maximum aggregate amount of Deposits shall be $400,000.

The foregoing description of the Extension Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Extension Note, a copy of which is filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K dated October 10, 2023 and is incorporated by reference herein.

On October 30, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow an aggregate of $300,000 from the Sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination (the “OPEX Note”). If the Company has not consummated an initial business combination on or prior to July 1, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. An initial advance of $60,000 to the Company was made in August 2023.

Class B Conversion and Redemptions

On October 17, 2023 and October 23, 2023, holders of 6,812,500 Class B ordinary shares, par value $0.0001 per share (the “Class B Common Stock”), of the Company voluntarily elected to convert such shares of Class B Common Stock to shares of Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A Common Stock”), on a one-for-one basis in accordance with the Company’s amended and restated memorandum and articles of association (the “Class B Conversion”). Notwithstanding the Class B Conversion, such holders will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A Common Stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A Common Stock held by such holders.

Additionally, as previously disclosed in the Company’s Current Report on Form 8-K dated October 6, 2023, the Company’s public stockholders elected to redeem 24,301,795 shares of Class A Common Stock at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $256 million (the “Redemption”). After the satisfaction of the Redemption, the balance in the Trust Account was approximately $107 million.

Upon completion of the Class B Conversion and the Redemption described above, as of October 23, 2023, 17,010,705 shares of Class A Common Stock (out of which 10,198,205 shares are subject to redemption and 6,812,500 shares are non-redeemable) and 1,812,500 shares of Class B Common Stock remain issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur substantially increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $3,929,184, which consisted of general and administrative expenses of $255,232 and $523,000 for the net change in derivative warrant liabilities offset by the income earned on the investments in the Trust Account of $4,707,416.

For the three months ended September 30, 2022, we had we had net income of $3,089,083, which consisted of general and administrative expenses of $154,243 offset by $1,618,685 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $1,624,641.

For the nine months ended September 30, 2023, we had net income of $12,515,642, which consisted of general and administrative expenses of $618,659 offset by $520,385 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $12,613,916.

For the nine months ended September 30, 2022, we had we had net income of $11,718,623, which consisted of general and administrative expenses of $734,973 offset by $10,383,685 for the net change in derivative warrant liabilities and the income earned on the investments in the Trust Account of $2,069,911.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $43,178 in cash and working capital deficit of $399,316.

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

Management continues to evaluate the impact of global conflicts and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Recent Developments

Amendments to Amended and Restated Memorandum and Articles of Association

On October 6, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to vote on certain proposals as described below. At the Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which the Company must consummate a business combination from October 8, 2023 to February 8, 2024 (the “Extended Date”) (the “Extension Amendment Proposal”).

At the Extraordinary General Meeting, the Company’s shareholders also approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Founder Share Amendment”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal”).

The foregoing descriptions of the amendments are qualified in their entirety by reference to the Extension Amendment and the Founder Share Amendment, copies of which are filed as Exhibit 3.1 in the Company’s Current Report on Form 8-K dated October 6, 2023 and are incorporated by reference herein.

Promissory Note

On October 10, 2023, the Company issued a promissory note (the “Extension Note”) to the Sponsor or its registered assigns or successors in interest (the “Payee”), pursuant to which the Payee agreed that the Payee or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.025 per Class A ordinary share of the Company multiplied by the number of Class A ordinary shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) the Extended Date. The maximum aggregate amount of Deposits shall be $400,000.

The foregoing description of the Extension Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Extension Note, a copy of which is filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K dated October 10, 2023 and is incorporated by reference herein.

On October 30, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow an aggregate of $300,000 from the Sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination (the “OPEX Note”). If the Company has not consummated an initial business combination on or prior to July 1, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled.  An initial advance of $60,000 to the Company was made in August 2023.

Class B Conversion and Redemptions

On October 17, 2023 and October 23, 2023, holders of 6,812,500 Class B ordinary shares, par value $0.0001 per share (the “Class B Common Stock”), of the Company voluntarily elected to convert such shares of Class B Common Stock to shares of Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A Common Stock”), on a one-for-one basis in accordance with the Company’s amended and restated memorandum and articles of association (the “Class B Conversion”). Notwithstanding the Class B Conversion, such holders will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A Common Stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A Common Stock held by such holders.

Additionally, as previously disclosed in the Company’s Current Report on Form 8-K dated October 6, 2023, the Company’s public stockholders elected to redeem 24,301,795 shares of Class A Common Stock at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $256 million (the “Redemption”). After the satisfaction of the Redemption, the balance in the Trust Account was approximately $107 million.

Upon completion of the Class B Conversion and the Redemption described above, as of October 23, 2023, 17,010,705 shares of Class A Common Stock and 1,812,500 shares of Class B Common Stock remain issued and outstanding.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that a material weakness existed and the Company’s disclosure controls and procedures were not effective. Specifically, the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants and the presentation of the statements of cash flows.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than the changes intended to remediate the material weaknesses identified and discussed above, our management has concluded that no such changes have occurred. The material weaknesses have not been fully remediated as of September 30, 2023.

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

ENPHYS ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer