Form 10-K
period 2023-12-31
Enphys Acquisition Corp.
filed 2024-04-16
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $358,455,000 based on the last reported sales price of $10.39 on the New York Stock Exchange on such date.

As of April 16, 2024, there were 13,070,291 Class A ordinary shares, par value $0.0001 per share (made up of 6,257,791 redeemable Class A ordinary shares and 6,812,500 non-redeemable Class A ordinary shares) and 1,812,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•
“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the Company as amended by special resolutions adopted on October 6, 2023 and February 2, 2024;

•
“anchor shares” are to our 1,737,700 non-redeemable Class A ordinary shares and 312,500 Class B ordinary shares held by certain anchor investors in our initial public offering (for the avoidance of doubt, such Class A ordinary shares included in this definition will not be “public shares”);

•	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to Enphys Acquisition Corp., a Cayman Islands exempted company;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering which, as of the date of this Report, consists of 5,074,800 non-redeemable Class A ordinary shares (4,994,800 of which are held by the sponsor and 80,000 of which are held by our independent directors) that were converted in accordance with our amended and restated memorandum and articles of association and 1,500,000 Class B ordinary shares held by the sponsor and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares included in this definition will not be “public shares”);

•
“initial public offering” is to the initial public offering of 34.5 million units, including the issuance of 4.5 million units as a result of the underwriters’ exercise of their over-allotment option, which offering was consummated on October 8, 2021;

•	“initial shareholders” are to our sponsor and the company’s independent directors;

•	“management” or our “management team” are to our directors and officers;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“our management team” are to our executive officers and directors;

•	“private placement warrants” are to the warrants issued to our sponsor, if any;

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•
“public shares” are to our redeemable Class A ordinary shares (for the avoidance of doubt, public shares do not include non-redeemable Class A ordinary shares included in the definition of anchor shares or founders shares; and

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

Our Sponsor

Our sponsor is managed by affiliates of LAIG Investments and includes affiliates of each of Fir Tree Capital Management, LP and i(x) Net Zero as passive financial partners.

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

Matias de Bujan

Matias de Bujan, our Chief Operating Officer, for the past eight years has been a Managing Director at LAIG and has been the Chief Executive Officer of WiseHood for the last four years. Mr. de Buján has over 25 years of management and entrepreneurial experience in Latin America, including several chief executive officer positions in a period of eight years overseeing more than 500 employees. Prior to joining LAIG, Mr. de Buján co-founded and later successfully sold Kheiron Biotech, an equine cloning company and developer of cutting-edge reproductive technologies for worldwide horse breeders. Between 2006 and 2010, Mr. de Bujan was a Managing Director at Falcon Equity Partners in the Middle East. Prior to that, Mr. de Buján founded NDM Group, an Argentinian-based agribusiness, real estate and hospital conglomerate, which he sold in 2006. Mr. de Buján has an engineering degree from the University of Buenos Aires.

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

Eva Redhe

Ms. Redhe is currently a board member of Nordic Growth Market NGM AB and Axel Christiernsson International AB and currently serves as a senior advisor at Bregal Milestone. Prior to that, Ms. Redhe served as Chief Executive Officer and Chairman of the Board of Erik Penser Bank in Sweden.

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

•
Attractive growth. Energy consumption per capita in Latin America and the Caribbean is currently well below the global per capita consumption average. Furthermore, the region has energy intensive industries that account for 5% of global energy consumption. The region’s total final energy consumption and total primary energy supply is expected to increase significantly in the future. In order to meet the increase in energy consumption and supply, the region is expected to invest a significant amount of money to increase renewable energy generation installed capacity.

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

Business Strategy

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry position and an opportunity for strong growth. We plan to leverage our management team’s network of potential transaction sources where we believe our management team’s industry relationships, knowledge and experience could positively affect existing businesses or assets. Members of our management team have developed, over the course of their individual careers, a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This international network encompasses management of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, government bodies, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities.

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

Acquisition Process

On August 18, 2023, we signed a non-binding letter of intent for a business combination with a leading and well-established advanced biofuels company in Latin America (the “Target”). We continue to pursue a business combination with the Target. However, no assurances can be made that we will enter into a definitive agreement regarding a business combination with the Target. Any transaction would be subject to board and equityholder approval of both the company and the Target, regulatory approvals and other customary closing conditions.

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

Certain of our officers and directors have fiduciary or contractual relationships with other entities. For example, Mr. de Pablo and Mr. Guimarães are the Managing Partner and Chairman of the Board of Directors, respectively, of LAIG, and accordingly they owe certain fiduciary or contractual duties LAIG or to certain of its investment vehicles or portfolio companies or other companies in which it has invested. Similarly, Mr. Lindström is the Chief Executive Officer and Chief Investment Officer of i(x) Net Zero plc, and accordingly he owes certain fiduciary or contractual duties to such company. As a result, Messrs. de Pablo, Guimarães and Lindström may, in certain situations, have a duty to offer acquisition opportunities to certain funds, investment vehicles or portfolio companies of LAIG, i(x) Net Zero plc or other companies in which they have invested or to LAIG or i(x) Net Zero plc, as applicable, before we can pursue such opportunities. However, we do not expect these duties to materially affect our search for an initial business combination and believe that this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets that LAIG and i(x) Net Zero plc typically considers most attractive for their investment funds and the types of acquisitions that we expect to be most attractive for our company. As a result, we may become aware of a potential transaction that is not a fit for the activities of LAIG or i(x) Net Zero plc, but that is an attractive opportunity for our company.

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

Financial Position

With funds available for a business combination as of April 16, 2024 in the amount of  approximately $67.8 million, exclusive of funds held outside the trust account to meet our expected working capital requirements and before the payment of $12,075,000 of deferred underwriting fees, the repayments of certain loans from the sponsor or its affiliates, and other fees deferred until the closing of our initial business combination, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We have signed a non-binding letter of intent for a business combination with the Target. We continue to pursue a business combination with the Target. However, no assurances can be made that we will enter into a definitive agreement regarding a business combination with the Target. Any transaction would be subject to board and equity holder approval of both the company and the Target, regulatory approvals and other customary closing conditions.

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

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement, or we choose to seek shareholder approval for business or other reasons.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, and assuming the anchor investors do not vote their 2,050,200 anchor shares in favor of the initial business combination, we would need 866,596, or 13.85%  (assuming all issued and outstanding shares are voted), or 0 (assuming only the minimum number of shares representing a quorum are voted), of the 6,257,791 public shares outstanding to be voted in favor of an initial business combination in order to have such initial business combination approved. The anchor investors have no obligation to vote their anchor shares or any public shares they may own in favor of our initial business combination. However, if we are not able to consummate a business combination, we will be forced to liquidate our company and the anchor shares (which are currently non-transferrable and non-redeemable) will be worthless. Accordingly, we expect that the anchor shares will be voted in favor of our initial business combination. Additionally, our directors and officers also have agreed to vote in favor of our initial business combination.

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

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares (as defined below), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

Delivering shares physically may take significantly longer. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, the Depository Trust Company, and the company’s transfer agent will need to act together to facilitate this request. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. The company does not have any control over this process or over the brokers or the Depository Trust Company, and it may take longer than two weeks to obtain a physical share certificate. Such shareholders will have less time to make their investment decision than those shareholders that deliver their shares through the DWAC system. Shareholders who request physical share certificates and wish to redeem may be unable to meet the deadline for tendering their shares before exercising their redemption rights and thus will be unable to redeem their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

Redemption of public shares and liquidation if no initial business combination

We have until June 8, 2024, to complete our initial business combination. If we have not completed our initial business combination by June 8, 2024 or during any extension period approved by special resolution by the shareholders of the company to amend the amended and restated memorandum and articles of association to extend the date by which the company must consummate a business combination (an “Extension Period”), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay winding up and dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 8, 2024, or during any Extension Period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by June 8, 2024, or during any Extension Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 8, 2024, or during any Extension Period.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

Following the closing of the Initial Public Offering, the Company deposited the remaining $2.0 million of the net proceeds of the Private Placement Warrants into a bank account for working capital purposes. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining and Working Capital Loans held outside the trust account (approximately $112,495 as of December 31, 2023), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and amounts deposited in the trust account by the sponsor or its affiliate or designee, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination, and we are obligated to pay cash for our public shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

•
The requirement that we consummate an initial business combination by June 8, 2024, may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Risks Relating to Our Structure and Operations

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

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination.

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

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

The founder shares held by our initial shareholders represent approximately 44.18% of our issued and outstanding ordinary shares. Our initial shareholders also may from time-to-time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shares voted at a general meeting of the company. If we seek shareholder approval of our initial business combination, the agreement by initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by June 8, 2024 may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by June 8, 2024.

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

We may not be able to consummate an initial business combination by June 8, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination by June 8, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 8, 2024 or (B) with respect to any other provision relating to the rights of holders of our public shares or pre-initial business activity, and (iii) the redemption of our public shares if we have not consummated an initial business by June 8, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their public shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 8, 2024, with respect to such public shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, public shares and warrants are listed on NYSE. There can be no assurance that our securities will continue to be listed on the NYSE or other national securities exchange in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s or another national securities exchange’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE or other national securities exchange. For instance, our share price would generally be required to be at least $4.00 per share. There can be no assurance that we will be able to meet those initial listing requirements at that time.

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

•
a determination that our public shares are a “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, public shares and warrants are listed on NYSE, and, as a result, qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, without our prior consent, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until June 8, 2024, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $1.0 million was available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate at least until June 8, 2024; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our management team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by June 8, 2024, or upon the exercise of a redemption right in connection with our initial business combination, we are required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement between us, our officers and directors and our sponsor, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

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

Since only holders of our Class B ordinary shares have the right to vote on the appointment of directors, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Only holders of our Class B ordinary have the right to vote on the appointment of directors. As a result, the NYSE considers us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until October 10, 2023. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Additionally, in order to further mitigate the risk of being viewed as operating an unregistered investment company, on October 10, 2023, the Company liquidated the U.S. government treasury obligations and money market funds held in the trust account and thereafter held, and will continue to hold, all funds in the trust account in an interest-bearing bank deposit account, which is currently yielding interest of approximately 4.5% per annum. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 8, 2024 or (B) with respect to any other provision relating to the rights of holders of our public shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business by June 8, 2024, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on October 10, 2023, the Company instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

The funds in the trust account had, since the Company’s initial public offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, on October 10, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account currently yielding interest of approximately 4.5% per annum until the earlier of the consummation of our initial business combination or liquidation. Following such liquidation, the Company may receive less interest on the funds held in the trust account than the interest the Company would have received pursuant to the original trust account investments; however, interest previously earned on the funds held in the trust account still may be released to us to pay taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the trust account to an interest-bearing demand deposit account could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

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

On January 24, 2024, the SEC adopted final rules, or the SPAC Final Rules, relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Final Rules, or pursuant to the SEC’s views expressed in the SPAC Final Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the funds in the trust account or liquidate the company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our shareholders would lose the investment opportunity associated with an investment in the target company, including potential price appreciation of our securities.

If we do not consummate an initial business combination by June 8, 2024, our public shareholders may be forced to wait beyond Jube 8, 2024, before redemption from our trust account.

If we do not consummate an initial business combination by June 8, 2024, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond June 8, 2024, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders, including any anchor investors who acquire founder shares in connection with this offering, and their permitted transferees can, on or after the date the company consummates the initial business combination, demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 300 million Class A ordinary shares, par value $0.0001 per share, 30 million Class B ordinary shares, par value $0.0001 per share, and 1.0 million undesignated preference shares, par value $0.0001 per share. As of April 16, 2024, there were 286,929,709 and 28,187,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount excludes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares pursuant to our amended and restated memorandum and articles of association where the holders of such shares have waived any right to receive funds from the trust fund, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our management team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of units, ordinary shares or warrants who or that is for U.S. federal income tax purposes: (1) an individual citizen or resident of the U.S.; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the U.S., any state thereof or the District of Columbia; (3) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if  (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person (a “U.S. Holder”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would in any event be unavailable with respect to our warrants. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

On March 4, 2021, our sponsor purchased 7,187,500 of the Company’s Class B ordinary shares for an aggregate price of $25,000 in exchange for paying certain expenses on behalf of the Company. On October 5, 2021, the Company effected a share capitalization issuing 0.2 of a share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 8,625,000 founder shares. The founder shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the initial public offering. Upon the exercise of the underwriter’s overallotment option, these shares were no longer subject to forfeiture. Concurrent with the offering, our sponsor transferred 20,000 founder shares to each of the Company’s independent directors as consideration for services already performed on behalf of the Company. These 80,000 founder shares were not subject to forfeiture in the event that the underwriter’s did not exercise their over-allotment option. Upon transfer of these shares, the Company recorded $557,600 of share-based compensation for services provided by the independent directors during 2021. As of the date of this Report, the sponsor continues to own 4,994,800 Class A ordinary shares of the Company which are non-redeemable and 1,500,000 Class B ordinary shares and the Company’s independent directors hold in aggregate 80,000 Class A ordinary shares which are non-redeemable. Prior to the close of the initial public offering, certain anchor investors received 2,050,200 Class B ordinary shares with the Company cancelling an equivalent number of shares. The anchor investors continue to hold, in the aggregate, 1,737,700 Class A ordinary shares which are non-redeemable and 312,500 Class B ordinary shares. The founder shares and anchor shares will be worthless if we do not complete an initial business combination, and therefore the holders of our founder shares have an incentive to complete such business combination, including by voting in favor of it.

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

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as June 8, 2024, nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

On October 10, 2023, the Company issued a promissory note to the sponsor, pursuant to which the sponsor agreed that the sponsor or one or more of its affiliates or designees will deposit into the company’s trust account established in connection with its initial public offering an amount equal to the lesser of (i) $0.025 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $100,000, for each calendar month until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024. The maximum aggregate amount of deposits shall be $400,000. This note included a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

On October 30, 2023, the Company issued a promissory note to the sponsor, pursuant to which the company may borrow an aggregate of $300,000 from the sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination. This note included a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

On February 6, 2024, the Company issued a promissory note to Enphys Management Company LLC, a Delaware limited liability company, pursuant to which Enphys Management Company LLC agreed that Enphys Management Company LLC or one or more of its affiliates or designees will deposit into the Company’s trust account established in connection with its initial public offering an amount equal to the lesser of (i) $0.02 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $80,000, for each calendar month until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The maximum aggregate amount of deposits shall be $320,000. This note included a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

On March 1, 2024, the Company issued two promissory notes to the sponsor, pursuant to which the company may borrow $100,000 pursuant to each note from the sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination. These notes included a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

We may choose to incur substantial additional debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principals and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the net proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $353,900,000 that we may use to complete our initial business combination (which includes $12,075,000 of deferred underwriting fees being held in the trust account). This amount has decreased as a result of the redemption of 24,301,795 Class A ordinary shares of the Company in conjunction with the vote to approve the First Extension Amendment (as defined below) on October 6, 2023, and the redemption of 3,940,414 Class A ordinary shares of the Company in conjunction with the vote to approve the Second Extension Amendment (as defined below) on February 2, 2024. As of April 16, 2024, there is approximately $67.8 million in the trust account that we may use to complete our initial business combination (which includes $12,075,000 of deferred underwriting fees being held in the trust account).

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution. Our amended and restated memorandum and articles of association provide that special resolutions must be approved by the affirmative vote of at least two-thirds of the votes cast by holders of the issued shares present in person or represented by proxy at a general meeting of the Company and entitled to vote on such matter (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or further extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of private placement warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of a special resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who will collectively beneficially own the founder shares which represent approximately 44.18% of our issued and outstanding ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

We issued public warrants to purchase 17,250,000 of our Class A ordinary shares and, simultaneously with the closing of our initial public offering, we issued in a private placement 8,900,000 warrants, at a price of $1.00 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1.5 million private placement warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our shareholders with partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by June 8, 2024.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls on our Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified material weaknesses in our internal controls over financial reporting. The material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses identified is that the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants and the presentation of the statements of cash flows.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. We do not expect that our internal controls will prevent all errors and all instances of fraud. Internal controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Because of the inherent limitations in all internal controls, no evaluation of internal controls can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of internal controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which are held by our sponsor and certain anchor investors, are entitled to vote on the appointment of directors, which may make more difficult the removal of our management team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

While inflation in the United States and global markets has been relatively low in recent years, during 2021, 2022 and 2023, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of the COVID-19 pandemic, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation, along with the uncertainties surrounding the COVID-19 pandemic, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to complete an initial business combination and secure financing for such a transaction.

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

We have determined that there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund our forecasted operating costs and meet our obligations for at least twelve months from the filing of this 2023 Annual Report on Form 10-K.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and, as noted in Item 1A. Risk Factors of this Annual Report on Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for the Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K. As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations and financial condition.

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

On April 16, 2024, there was one holder of record of our units, 42 holders of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 6, 2023, at its extraordinary general meeting (the “First Extraordinary General Meeting”), the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association to, among other things, extend the date by which the Company must consummate a business combination from October 8, 2023, to February 8, 2024 (the “First Extension Amendment”). In connection with the shareholders’ vote at the First Extraordinary General Meeting, the holders of 24,301,795 public shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $256 million (the “First Redemption”). After the satisfaction of the First Redemption, the balance in the trust account was approximately $107 million.

On February 2, 2024, at its extraordinary general meeting (the “Second Extraordinary General Meeting”), the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association to, among other things, extend the date by which the Company must consummate a business combination from February 8, 2024, to June 8, 2024 (the “Second Extension Amendment”). In connection with the shareholders’ vote at the Second Extraordinary General Meeting, the holders of 3,940,414 public shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $42.3 million (the “Second Redemption”). After the satisfaction of the Second Redemption, the balance in the trust account was approximately $67.2 million.

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

Overview

We are a blank check company incorporated on March 3, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is Enphys Acquisition Sponsor LLC, a Delaware limited liability company.

On August 18, 2023, we signed a non-binding letter of intent for a business combination with a leading and well-established advanced biofuels company in Latin America (the “Target”). We continue to pursue a business combination with the Target. However, no assurances can be made that we will enter into a definitive agreement regarding a business combination with the Target. Any transaction would be subject to board and equityholder approval of both the company and the Target, regulatory approvals and other customary closing conditions.

On October 6, 2023, at its First Extraordinary General Meeting, the Company’s shareholders approved the First Extension Amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from October 8, 2023 to February 8, 2024.

On February 2, 2024, at its Second Extraordinary General Meeting, the Company’s shareholders approved the Second Extension Amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from February 8, 2024 to June 8, 2024.

If we have not completed a Business Combination by June 8, 2024, (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At December 31, 2023, we had $112,495 in cash and working capital deficit of $960,968 We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “2021 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The 2021 Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. As of December 31, 2023, and 2022, there was no amount outstanding under the 2021 Promissory Note.

On October 30, 2023, the Company issued a promissory note to the Sponsor (the “2023 Promissory Note”), as amended by the First Amendment to Promissory note dated March 1, 2024, pursuant to which the Company may borrow up to an aggregate of $300,000. The 2023 Promissory Note subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2023 Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of December 31, 2023, there was $300,000 outstanding under the 2023 Promissory Note.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On October 10, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account currently yielding interest of approximately 4.5% per annum until the earlier of the consummation of our initial business combination or liquidation.

At December 31, 2023, we had approximately $109 million in the Trust Account. The amount is the Trust Account is intended to be applied generally toward consummating a Business Combination.

In connection with the shareholders’ vote at the First Extraordinary General Meeting on October 6, 2023, the holders of 24,301,795 public shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $256 million. After the satisfaction of the First Redemption, the balance in the trust account was approximately $107 million.

On October 10, 2023, the Company issued a promissory note (the “First Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed that the Sponsor or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.025 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024. The First Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination.  As of December 31, 2023, there was $300,000 outstanding under the First Extension Note.

In connection with the shareholders’ vote at the Second Extraordinary General Meeting on February 2, 2024, the holders of 3,940,414 public shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $42.3 million. After the satisfaction of the Second Redemption, the balance in the trust account was approximately $67.2 million.

On February 6, 2024, the Company issued a promissory note (the “Second Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $80,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The Second Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination.

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

Results of Operations

Our entire activity from inception up to December 31, 2023, was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2023, we had net income of $14,532,479, which consisted of the related party administrative fee of $120,000, general and administrative expenses of $735,342 and interest expense of $24,969 offset by $1,046,000 for the change in derivative liabilities and income earned on marketable securities held in the Trust Account and interest earned on the Trust Account of $14,366,790.

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

Reference is made to Pages F-1 through F-20 comprising a portion of this Report.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that material weaknesses existed and the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below.

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-13(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.  Specifically, the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants and the presentation of the statements of cash flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. We do not expect that our internal controls will prevent all errors and all instances of fraud. Internal controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Because of the inherent limitations in all internal controls, no evaluation of internal controls can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of internal controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Jorge de Pablo	45	Chief Executive Officer
Carlos Guimarães	66	Director; Chairman of the Board of Directors
Pär Lindström	53	Chief Financial Officer and Director
Matías de Buján	50	Chief Operating Officer
José Antonio Aguilar Bueno	59	Director
Federico Carrillo-Zürcher	59	Director
Hélio L. Magalhães	72	Director
Eva Redhe	61	Director

Jorge de Pablo has been our Chief Executive Officer and member of our Board of Directors since March 3, 2021. Mr. de Pablo founded LAIG Investments, an investment company focused on the energy and mobility sectors across Ibero-America, or LAIG, in 2008, and currently serves as its Managing Partner. Prior to that, Mr. de Pablo was a Managing Director and Portfolio Manager at Amber Capital, where he led their $1.0 billion Latin America public and private equity portfolio from 2007 through 2008. From 2004 to 2007, Mr. de Pablo served as a Senior Investment Analyst at Sandell Asset Management, where he established and managed their $500 million Latin American and Iberian multi-strategy portfolio. Prior to that, from 2000 to 2004 Mr. de Pablo was a Proprietary Investment Analyst in Goldman Sachs Group Inc.’s (NYSE: GS) equities division, focusing on Latin America risk arbitrage and co-managing their Latin America Principal Strategies portfolio. Mr. de Pablo co-founded Genneia SA, or Genneia, a leading renewable energy company in Argentina and one of the largest renewable energy companies in Latin America, where he currently serves as a member of their board of directors. Mr. de Pablo is the founder and Chairman of WiseHood Argentina S.A., or WiseHood, an energy efficiency company with different smart city projects in Argentina, Peru, Mexico and Brazil, and is the co-founder, lead investor and Chairman of the Board of Directors of Gosmo, a fleet management solutions company in Mexico. He is also the Chairman of the Board of Directors of Tactile Mobility, an Israeli artificial intelligence software company for the mobile industry. Mr. de Pablo co-founded BR Properties S.A. (BVMF: BRPR3) and was a member of the board of directors of Invest Tur Brasil, a pioneer in resort development in Brazil. Mr. de Pablo holds a degree in business administration and finance from the Colegio Universitario de Estudios Financieros in Madrid, Spain. We believe Mr. de Pablo is well qualified to serve on our Board of Directors because of his extensive leadership and investing experience in renewable energy companies.

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

Eva Redhe has served as one of our directors since the completion of our initial public offering. In addition to serving as a Senior Advisor at Bregal Milestone, a London-based private equity firm, since 2019, since 2008 Ms. Redhe has focused on her board assignments and personal investments. From 2004 to 2008, Ms. Redhe worked at the Erik Penser Bank, first as the Chief Executive Officer from 2004 to 2006, and then Executive Chairwoman from 2006 to 2008. During 2013 to 2021, Ms. Redhe served on the Board of Directors of the First Swedish National Pension Fund. Ms. Redhe also serves on the Board of Directors of Nordic Growth Market NGM AB and Axel Christiernsson International AB. Ms. Redhe has also previously served on numerous public and private company boards of directors in a number of sectors, including life sciences, real estate, communications and finance. Ms. Redhe received a M.S. and M.B.A. from the Stockholm School of Economics. We believe that Ms. Redhe is qualified to serve on our Board of Directors because of her extensive experience as an executive and entrepreneur, as well as her extensive experience as a board leader.

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

Insider Trading Arrangements and Policies

Subsequent to the consummation of the IPO, we adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution.

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

•
Our sponsor subscribed for founder shares prior to the date of this report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 8, 2024, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 16, 2024 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 13,070,291 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 1,812,500 Class B ordinary shares outstanding as of April 16, 2024. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares(2)		Class A ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Enphys Acquisition Sponsor LLC (our sponsor) (3)	1,500,000	82.8%	4,994,800	38.2%	43.6%
Mizuho Financial Group, Inc.(4)	—	—	1,353,139	10.4%	9.1%

Radcliffe Capital Management, L.P. (5)	—	—	839,922	6.4%	5.6%

Teacher Retirement System of Texas (6)	—	—	800,000	6.1%	5.4%
Jose Antonio Aguilar Bueno	—	—	20,000	0.1%	0.1%
Matías de Buján	—	—	—	—	—
Federico Carrillo- Zürcher	—	—	20,000	0.1%	0.1%
Carlos Guimarães	—	—	—	—	—
Pär Lindström	—	—	—	—	—
Hélio L. Magalhães	—	—	20,000	0.1%	0.1%
Eva Redhe	—	—	20,000	0.1%	0.1%
Jorge de Pablo	1,500,000	82.8%	5,069,235	38.8%	44.1%
All officers and directors as a group (eight individuals)	1,500,000	82.8%	5,149,235	39.4%	44.7%

*Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 100 Wall Street, 20th Floor, New York, New York 10005.
(2)	Does not include 8,900,000 Class A ordinary shares underlying the private placement warrants.
(3)
Enphys Acquisition Sponsor LLC, our sponsor, is the record holder of the Class A ordinary shares and Class B ordinary shares reported herein. Certain of our officers and directors are or will be, directly or indirectly, members of our sponsor. Mr. de Pablo may be deemed to beneficially own shares held by our sponsor by virtue of their shares control over our sponsor. Other than Mr. de Pablo, no member of our sponsor exercises voting or dispositive control over any of the shares held by our sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Mr. de Pablo disclaims beneficial ownership of our ordinary shares held by our sponsor.

(4)
Based on a Schedule 13G filed on February 14, 2024 by Mizuho Financial Group, Inc., a joint stock corporation incorporated with limited liability under the laws of Japan (“Mizuho Financial Group”),  1-5-5, Otemachi, Chiyoda-Ku, Tokyo, Japan, 100-8176. Mizuho Financial Group may be deemed to be the beneficial owner of 1,353,139 Class A ordinary shares, over which it has sole investment and voting power.

(5)
Based on a Form 13F Information Table filed on February 14, 2024 by Radcliffe Capital Management, L.P (“Radcliffe”), 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. Radcliffe may be deemed to be the beneficial owner of 839,922 Class A ordinary shares, over which it has sole investment and voting power.

(6)
Based on a Schedule 13G filed on February 6, 2024 by Teacher Retirement System of Texas (“Teacher Retirement System”), 216 East 45th Street, 13th Floor New York, NY 10017. Teacher Retirement System may be deemed to be the beneficial owner of 800,000 Class A ordinary shares, over which it has sole investment and voting power.

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

On March 4, 2021, the Sponsor issued an unsecured promissory note to the Company (the “2021 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The 2021 Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023, and 2022, there was no amount outstanding under the 2021 Promissory Note.

On October 10, 2023, the Company issued a promissory note (the “First Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed that the Sponsor or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.025 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024. The First Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination.  As of December 31, 2023, there was $300,000 outstanding under the First Extension Note.

On October 30, 2023, the Company issued a promissory note to the Sponsor (the “2023 Promissory Note”), as amended by the First Amendment to Promissory note dated March 1, 2024, pursuant to which the Company may borrow up to an aggregate of $300,000. The 2023 Promissory Note subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2023 Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of December 31, 2023, there was $300,000 outstanding under the 2023 Promissory Note.

On February 6, 2024, the Company issued a promissory note (the “Second Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $80,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The Second Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Variable Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Variable Rate Promissory Note subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Variable Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Fixed Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Fixed Rate Promissory Note subject to a fixed interest rate equal to twelve percent (12%) per annum and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Fixed Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled.

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2023, and 2022, the Company recorded $120,000 and $120,000 in fees pursuant to the agreement, respectively, which are recorded in the statements of operations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, and 2022, there was $0 outstanding under the Working Capital Loans.

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

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to BDO USA PC for services rendered.

	For the Period from January 1, 2023 – December 31, 2023	For the Period from January 1, 2022 - December 31, 2022
Audit Fees(1)	$110,236	$111,805
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$110,236	$111,805

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

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 5, 2021, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters. (2)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association. (3)
3.3	Amendment to the Amended and Restated Memorandum and Articles of Association. (4)
4.1	Form of Specimen Unit Certificate. (1)
4.2	Form of Specimen Ordinary Share Certificate. (1)
4.3	Form of Specimen Warrant Certificate. (1)
4.4	Description of Securities.*

Exhibit No.	Description
4.5	Warrant Agreement, dated as of October 5, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
10.1	Promissory Note, dated as of March 4, 2021, issued to Enphys Acquisition Sponsor LLC. (1)
10.2	Form of Subscription Agreement by and between the Company and each of the anchor investors. (2)
10.3	Investment Management Trust Agreement, dated as of October 5, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee agent. (2)
10.4	Registration and Shareholder Rights Agreement, dated as of November 17, 2020, between the Company and the Sponsor. (2)
10.5	Sponsor Warrants Purchase Agreement, dated as of October 5, 2021, by and between the Company and Enphys Acquisition Sponsor LLC. (2)
10.6	Letter Agreement, dated as of October 5, 2021, by and among the Company, its officers, its directors and Enphys Acquisition Sponsor LLC. (2)
10.7	Administrative Support Agreement, dated October 5, 2021, by and between the Company and Enphys Acquisition Sponsor LLC. (2)
10.8	Form of Upsizing Letter Agreement by and between the Company and each of the anchor investors. (2)
10.9	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company. (2)
10.10	Extension Note, dated as of October 10, 2023 and issued to Enphys Acquisition Sponsor LLC. (5)
10.11	Promissory Note, dated as of October 30, 2023 and issued to Enphys Acquisition Sponsor LLC. (6)
10.12	Second Extension Note, dated as of February 6, 2024 and issued to Enphys Management Company LLC. (7)
10.13	First Amendment to 2023 Promissory Note, dated as of March 1, 2024. (8)
10.14	Variable Rate Promissory Note, dated as of March 1, 2024 and issued to Enphys Acquisition Sponsor LLC. (8)
10.15	Fixed Rate Promissory Note, dated as of March 1, 2024 and issued to Enphys Acquisition Sponsor LLC. (8)
14.1	Form of Code of Ethics and Business Conduct. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on August 13, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 12, 2021.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2023.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2024.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2023.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 30, 2023.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 7, 2024.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 5, 2024.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2024
ENPHYS ACQUISITION CORP.

	By:	/s/ Jorge de Pablo
Name: Jorge de Pablo
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge de Pablo	Chief Executive Officer and Director	April 16, 2024
Jorge de Pablo	(Principal Executive Officer)

/s/ Pär Lindström	Chief Financial Officer and Director	April 16, 2024
Pär Lindström	(Principal Financial and Accounting Officer)

/s/ José Antonio Aguilar Bueno	Director	April 16, 2024
José Antonio Aguilar Bueno

/s/ Federico Carrillo-Zürcher	Director	April 16, 2024
Federico Carrillo-Zürcher

/s/ Hélio L. Magalhães	Director	April 16, 2024
Hélio L. Magalhães

/s/ Eva Redhe	Director	April 16, 2024
Eva Redhe

Enphys Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Enphys Acquisition Corp.
New York, NY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enphys Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its completion of the proposed business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
New York, NY
April 16, 2024

ENPHYS ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$112,495	$272,922
Prepaid expenses	43,399	201,178
Total Current Assets	155,894	474,100

Cash and marketable securities held in Trust Account	108,901,049	350,168,339
Total Assets	$109,056,943	$350,642,439

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,043	$11,043
Accrued expenses	500,820	238,715
Accrued offering costs	4,999	4,999
Sponsor extension note	300,000	—
Notes payable – related parties	300,000	—
Total Current Liabilities	1,116,862	254,757

Derivative warrant liabilities	1,307,500	2,353,500
Deferred underwriting fees	12,075,000	12,075,000
Total Liabilities	14,499,362	14,683,257

COMMITMENTS AND CONTINGENCIES

Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 10,198,205 and 34,500,000 shares issued and outstanding subject to possible redemption at December 31, 2023 and 2022, respectively.	108,901,049	350,168,339

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 6,812,500 and none shares issued and outstanding (excluding 10,198,205 and 34,500,000 subject to possible redemption) at December 31, 2023 and 2022, respectively.	681	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 1,812,500 and 8,625,000 shares issued and outstanding at December 31, 2023 and 2022, respectively.	182	863
Additional paid-in capital	—	—
Accumulated deficit	(14,344,331)	(14,210,020)
Total Shareholders’ Deficit	(14,343,468)	(14,209,157)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$109,056,943	350,642,439

The accompanying notes are an integral part of these financial statements.

ENPHYS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
EXPENSES
Administration fee - related party	$120,000	$120,000
Interest expense – related party notes	24,969	-
General and administrative expenses	735,342	796,353
TOTAL EXPENSES	880,311	916,353

OTHER INCOME
Income earned on cash and marketable securities held in Trust Account	14,366,790	5,137,492

Change in fair value of derivative warrant liabilities	1,046,000	10,595,500
TOTAL OTHER INCOME	15,412,790	15,732,992

Net income	$14,532,479	$14,816,639

Weighted average number of Class A ordinary shares subject to redemption outstanding, basic and diluted	29,905,962	34,500,000
Basic and diluted net income per Class A ordinary share subject to redemption	$0.49	$0.37

Weighted average number of non-redeemable Class A ordinary shares outstanding, basic and diluted	1,287,842	-
Basic and diluted net loss per non-redeemable Class A ordinary share	$(0.00)	$-

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,337,158	8,625,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.00)	$0.22

The accompanying notes are an integral part of these financial statements.

ENPHYS ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	—	$—	8,625,000	$863	$—	$(23,889,167)	$(23,888,304)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(5,137,492)	(5,137,492)

Net income	—	—	—	—	—	14,816,639	14,816,639

Balance, December 31, 2022	—	—	8,625,000	863	—	(14,210,020)	(14,209,157)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(14,666,790)	(14,666,790)

Class B ordinary shares converted to Class A ordinary shares	6,812,500	681	(6,812,500)	(681)	—	—	—

Net income	—	—	—	—	—	14,532,479	14,532,479

Balance, December 31, 2023	6,812,500	$681	1,812,500	$182	$—	$(14,344,331)	$(14,343,468)

The accompanying notes are an integral part of these financial statements.

ENPHYS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net income	$14,532,479	$14,816,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on investment held in Trust Account	(7,908,618)	(5,137,492)
Change in fair value of derivative warrant liabilities	(1,046,000)	(10,595,500)
Changes in operating assets and liabilities:
Prepaid expenses	157,779	263,530
Accounts payable and accrued expenses	262,105	213,446
Net Cash Provided By (Used In) Operating Activities	5,997,745	(439,377)

Cash Flows From Investing Activities:
Reinvestment of dividends and interest earned on the securities	(5,171,784)	—
Proceeds from redemption of securities held in Trust Account	2,496,550,550	2,076,731,051
Purchase of securities held in Trust Account	(2,133,301,809)	(2,076,731,051)
Net Cash Provided by Investing Activities	358,076,957	—

Cash Flows From Financing Activities:
Proceeds from repayment of due from Sponsor	—	100,000
Proceeds from Sponsor extension note	300,000	—
Proceeds from related party notes	300,000	—
Redemption of Class A ordinary shares	(255,934,080)	—
Payment of offering costs	—	(199,143)
Net Cash Used in Financing Activities	(255,334,080)	(99,143)

Net change in cash and cash held in Trust Account *	108,740,622	(538,520)

Cash at beginning of period	272,922	811,442
Cash and cash held in Trust at end of period	$109,013,544	$272,922

Supplemental disclosure of non-cash financing activities:

Accretion of Class A ordinary shares to redemption value	$14,666,790	$5,137,492
Class B ordinary shares converted to Class A ordinary shares	$681	$—

* As of December 31, 2023, there was $108,901,049 of cash held in the Trust account. There was no cash held in the Trust Account as of December 31, 2022

The accompanying notes are an integral part of these financial statements.

ENPHYS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the cash raised in the Initial Public Offering and held in the Trust.

On October 6, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to vote on certain proposals as described below. At the Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which the Company must consummate a business combination from October 8, 2023 to February 8, 2024 (the “Extended Date”).

On October 17, 2023 and October 23, 2023, holders of 6,812,500 Class B ordinary shares of the Company voluntarily elected to convert such shares of Class B Common Stock to shares of Class A ordinary shares on a one-for-one basis in accordance with the Company’s amended and restated memorandum and articles of association.

Additionally, the Company’s public stockholders elected to redeem 24,301,795 shares of Class A Common Stock at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $256 million. As of December 31, 2023, the balance in the Trust Account was approximately $109 million.

On February 2, 2024, the Company held an extraordinary general meeting of the shareholder’s (the “Second Extraordinary General Meeting”) to vote on certain proposals as described below. At the Second Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Second Extension Amendment”) to extend the date by which the Company must consummate a business combination from February 8, 2024 to June 8, 2024 (the “Second Extended Date”).

Additionally, the Company’s shareholders elected to redeem 3,940,414 public shares of the Company at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $42.3 million (the “Second Redemption”). After the satisfaction of the Second Redemption on February 2, 2024, the balance in the Trust Account was approximately $67.2 million.

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

Trust Account

Following the closing of the Initial Public Offering and the exercise of the overallotment option on October 8, 2021, an amount of $345.0 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and $6.9 million from the Private Placement Warrants were placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. On October 10, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account currently yielding interest of approximately 4.5% per annum until the earlier of the consummation of our initial business combination or liquidation.

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

If the Company has not completed a Business Combination within 32 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern, Liquidity and Management’s Plan

As of December 31, 2023, the Company had $112,495 in cash and working capital deficit of $960,968. As of December 31, 2022, we had $272,922 in cash and working capital of $219,343.

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

Risks and Uncertainties

Management continues to evaluate the impact of global conflicts and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, on the industry and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Marketable Securities held in Trust Account

At December 31, 2023, all of the assets held in the Trust Account were in an interest bearing demand deposit account. At December 31, 2022, substantially all of the assets held in the Trust Account were comprised of U.S. government securities. The Company’s investments held in the Trust Account at December 31, 2022 were classified as trading securities. The Company’s portfolio of investments held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof until October 10, 2023. On October 10, 2023, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account yielding interest of approximately 4.5% per annum at December 31, 2023 until the earlier of the consummation of our initial business combination or liquidation. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account are determined using quoted market prices in active markets. At December 31, 2023 and 2022, the cash and investments held in the Trust Account totaled $108,901,049 and $350,168,339, respectively.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares subject to possible redemption contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit, in the statements of changes in shareholders’ deficit.

At December 31, 2023 and 2022, the Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

Balance, December 31, 2021	$345,030,847
Remeasurement adjustment of carrying value to redemption value	5,137,492
Balance, December 31, 2022	350,168,339
Fair value of redeemed shares	(255,934,080)
Remeasurement adjustment of carrying value to redemption value	14,666,790
Balance, December 31, 2023	$108,901,049

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings and losses per ordinary share is the same as basic earnings and losses per ordinary share for the periods presented. The warrants are exercisable to purchase 26,150,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the year ended December 31, 2023:

For the Year Ended December 31, 2023
Net income	$14,532,479
Accretion of temporary equity to redemption value	(14,666,790)
Net loss including accretion of temporary equity to redemption value	$(134,311)

	For the Year Ended December 31, 2023
	Class A Redeemable	Class A Non-Redeemable	Class B Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(104,246)	$(4,490)	$(25,576)
Allocation of accretion of temporary equity to Class A Ordinary shares	14,666,790	—	—
Allocation of net income (loss)	$14,562,544	$(4,490)	$(25,576)
Denominator:
Weighted-average shares outstanding	29,905,962	1,287,842	7,337,158
Basic and diluted net income (loss) per ordinary share	$0.49	$(0.00)	$(0.00)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of December 31, 2023 and 2022, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks. The concentration of cash in our Trust Account as of December 31, 2023 exposes the Company to increased credit risk with such banks.

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

NOTE 3 -	PRIVATE PLACEMENT

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

On October 17, 2023 and October 23, 2023, in connection with the Extension Amendment, 6,812,500 Founder Shares were converted into Class A ordinary shares (see Note 1).

General and Administrative Services

Commencing on the date the Units were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2023 and 2022, the Company recorded $120,000 respectively in fees pursuant to the agreement, which are recorded in the statements of operations. As of December 31, 2023 and 2022, $270,000 and $150,000, respectively, was due to the Sponsor which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Sponsor Extension Note

On October 10, 2023, the Company issued a promissory note (the “Extension Note”) to the Sponsor or its registered assigns or successors in interest (the “Payee”), pursuant to which the Payee agreed that the Payee or one or more of its affiliates or designees will deposit into the Company’s trust account established in connection with its initial public offering an amount equal to the lesser of (i) $0.025 per Class A ordinary share of the Company multiplied by the number of Class A ordinary shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024 (the “Extended Date”). The maximum aggregate amount of deposits shall be $400,000. The extension note is non-interest bearing. As of December 31, 2023, a total of $300,000 was deposited into the Trust Account pursuant to this agreement.

Notes Payable – Related Parties

On October 30, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow an aggregate of $300,000 from the Sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination (the “OPEX Note”). If the Company has not consummated an initial business combination on or prior to July 1, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. Interest on the notes shall accrue on the principal of each drawdown under the note outstanding from time to time at a rate per annum equal to Term SOFR for the interest period therefor plus 3%. As of December 31, 2023, there was $300,000 outstanding pursuant to this note. As of December 31, 2023, there was $24,969 of interest outstanding which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 6 -	SHAREHOLDER’S EQUITY

Preferred Shares  -  The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares -  The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 17,010,705 and 34,500,000 shares of the Class A ordinary shares issued and outstanding, outstanding, including 10,198,205 and 34,500,000 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares  -  The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,812,500 and 8,625,000 shares of Class B ordinary shares issued and outstanding, respectively. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

The Company accounts for the 26,150,000 warrants issued in connection with the Initial Public Offering (representing 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a derivative warrant liability at its fair value.

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

NOTE 8 -	FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022

Assets:
Marketable Securities held in Trust Account	1	$—	$350,168,339

Liabilities:
Derivative warrant liabilities – Private Placement Warrants	2	$445,000	$801,000
Derivative warrant liabilities – Public Warrants	1	$862,500	$1,552,500
		$1,307,500	$2,353,500

The Warrants are measured at fair value on a recurring basis.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$4,324,000	$8,625,000	$12,949,000
Change in fair value	(3,523,000)	(7,072,500)	(10,595,500)
Fair value at December 31, 2022	801,000	1,552,500	2,353,500
Change in fair value	(356,000)	(690,000)	(1,046,000)
Fair value at December 31, 2023	$445,000	$862,500	$1,307,500

NOTE 9 -	SUBSEQUENT EVENTS

As discussed above, on February 2, 2024, the Company’s shareholders elected to redeem 3,940,414 public shares of the Company at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $42.3 million (the “Second Redemption”). After the satisfaction of the Second Redemption on February 2, 2024, the balance in the Trust Account was approximately $67.2 million.

On February 6, 2024, the Company issued a promissory note to Enphys Management Company LLC, a Delaware limited liability company, pursuant to which Enphys Management Company LLC or one or more of its affiliates or designees will deposit into the Company’s trust account established in connection with its initial public offering an amount equal to the lesser of (i) $0.02 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $80,000, for each calendar month until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The maximum aggregate amount of deposits shall be $320,000. This note included a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

On March 1, 2024, the Company issued two promissory notes to the Sponsor, pursuant to which the Company may borrow $100,000 pursuant to each note from the Sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination. These notes included a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.