Form 10-Q
period 2024-03-31
Enphys Acquisition Corp.
filed 2024-05-17
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

As of May 17, 2024, there were 13,070,291 Class A ordinary shares, par value $0.0001 per share (made up of 6,257,791 redeemable Class A ordinary shares and 6,812,500 non-redeemable Class A ordinary shares) and 1,812,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

Item 1.	Financial Statements

ENPHYS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$159,158	$112,495
Prepaid expenses	107,474	43,399
Total Current Assets	266,632	155,894

Cash held in Trust Account	67,789,263	108,901,049
Total Assets	$68,055,895	$109,056,943

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,043	$11,043
Accrued expenses	614,163	500,820
Accrued offering costs	4,999	4,999
Sponsor extension note	560,000	300,000
Advance from Sponsor	20,000	—
Notes payable – related parties	500,000	300,000
Total Current Liabilities	1,710,205	1,116,862

Derivative warrant liabilities	1,464,400	1,307,500
Deferred underwriting fees	12,075,000	12,075,000
Total Liabilities	15,249,605	14,499,362

COMMITMENTS AND CONTINGENCIES

Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 6,257,791 and 10,198,205 shares issued and outstanding subject to possible redemption at March 31, 2024 and December 31, 2023, respectively.	67,789,263	108,901,049

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 6,812,500 shares issued and outstanding (excluding 6,257,791 and 10,198,205 subject to possible redemption) at March 31, 2024 and December 31, 2023.	681	681
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 1,812,500 shares issued and outstanding at March 31, 2024 and December 31, 2023.	182	182
Additional paid-in capital	—	—
Accumulated deficit	(14,983,836)	(14,344,331)
Total Shareholders’ Deficit	(14,982,973)	(14,343,468)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$68,055,895	109,056,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
EXPENSES
Administration fee - related party	$30,000	$30,000
Interest expense – related party notes	7,054	-
General and administrative expenses	185,551	151,930
TOTAL EXPENSES	222,605	181,930

OTHER INCOME (EXPENSE)
Income earned on cash and marketable securities held in Trust Account	927,042	3,767,513
Change in fair value of derivative warrant liabilities	(156,900)	(784,500)
TOTAL OTHER INCOME	770,142	2,983,013

Net income	$547,537	$2,801,083

Weighted average number of Class A ordinary shares subject to redemption outstanding, basic and diluted	7,686,732	34,500,000
Basic and diluted net income per Class A ordinary share subject to redemption	$0.12	$0.09

Weighted average number of non-redeemable Class A ordinary shares outstanding, basic and diluted	6,812,500	-
Basic and diluted net loss per non-redeemable Class A ordinary share	$(0.04)	$-

Weighted average number of Class B ordinary shares outstanding, basic and diluted	1,812,500	8,625,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.04)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

For the three months ended March 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	6,812,500	$681	1,812,500	$182	$—	$(14,344,331)	$(14,343,468)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,187,042)	(1,187,042)

Net income	—	—	—	—	—	547,537	547,537

Balance, March 31, 2024	6,812,500	$681	1,812,500	$182	$—	$(14,983,836)	$(14,982,973)

For the three months ended March 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	—	$—	8,625,000	$863	$—	$(14,210,020)	$(14,209,157)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(3,767,513)	(3,767,513)

Net income	—	—	—	—	—	2,801,083	2,801,083

Balance, March 31, 2023	—	$—	8,625,000	$863	$—	$(15,176,450)	$(15,175,587)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net income	$547,537	$2,801,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on investment held in Trust Account	—	(3,767,513)
Change in fair value of derivative warrant liabilities	156,900	784,500
Changes in operating assets and liabilities:
Prepaid expenses	(64,075)	(6,460)
Other current assets	—	(66,955)
Accounts payable and accrued expenses	113,343	(14,035)
Net Cash Provided By (Used In) Operating Activities	753,705	(269,380)

Cash Flows From Investing Activities:
Proceeds from redemption of securities held in Trust Account	—	703,744,604
Purchase of securities held in Trust Account	—	(703,744,604)
Net Cash Provided by Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from Sponsor extension note	260,000	—
Advance from Sponsor	20,000
Proceeds from related party notes	200,000	—
Redemption of Class A ordinary shares	(42,298,828)	—
Net Cash Used in Financing Activities	(41,818,828)	—

Net change in cash and cash held in Trust Account	(41,065,123)	(269,380)

Cash and cash held in Trust at beginning of period(1)	109,013,544	272,922
Cash and cash held in Trust at end of period(2)	$67,948,421	$3,542

Supplemental disclosure of non-cash financing activities:

Accretion of Class A ordinary shares to redemption value	$1,187,042	$3,767,513

(1)	As of December 31, 2023, there was $108,901,049 of cash held in the Trust account. There was no cash held in the Trust Account as of December 31, 2022.
(2)	As of March 31, 2024, there was $67,789,263 of cash held in the Trust account. There was no cash held in the Trust Account as of March 31, 2023.

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the cash raised in the Initial Public Offering and held in the Trust.

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
Additionally, the Company’s shareholders elected to redeem 3,940,414 public shares of the Company at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $42.3 million (the “Second Redemption”). After the satisfaction of the Second Redemption on February 2, 2024, the balance in the Trust Account was approximately $67.2 million. As of March 31, 2024, the balance in the Trust Account was approximately $67.8 million.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (“SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Class B ordinary shares previously issued in March 2021 (including Class B ordinary shares converted to Class A ordinary shares) (the “Founder Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Going Concern, Liquidity and Management’s Plan

As of March 31, 2024, the Company had $159,158 in cash and working capital deficit of $1,443,573. As of December 31, 2023, the Company had $112,495 in cash and working capital deficit of $960,968.

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

Risks and Uncertainties

Management continues to evaluate the impact of global conflicts and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, on the industry and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 16, 2024. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were in an interest bearing demand deposit account. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. At March 31, 2024 and December 31, 2023, the cash held in the Trust Account totaled $67,789,263 and $108,901,049, respectively.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares subject to possible redemption contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit, in the statements of changes in shareholders’ deficit.

At March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

	Number of Shares	Amount
Balance, December 31, 2022	34,500,000	$350,168,339
Redemption of 24,301,795 Class A ordinary shares	(24,301,795)	(255,934,080)
Remeasurement adjustment of carrying value to redemption value	-	14,666,790
Balance, December 31, 2023	10,198,205	$108,901,049
Redemption of 3,940,414 Class A ordinary shares	(3,940,414)	(42,298,828)
Remeasurement adjustment of carrying value to redemption value	-	1,187,042
Balance, March 31, 2024	6,257,791	$67,789,263

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Net income	$547,537
Accretion of temporary equity to redemption value	(1,187,042)
Net loss including accretion of temporary equity to redemption value	$(639,505)

	For the Three Months Ended March 31, 2024
	Class A Redeemable	Class A Non-Redeemable	Class B Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(301,360)	$(267,085)	$(71,060)
Allocation of accretion of temporary equity to Class A Ordinary shares	1,187,042	—	—
Allocation of net income (loss)	$885,682	$(267,085)	$(71,060)
Denominator:
Weighted-average shares outstanding	7,686,732	6,812,500	1,812,500
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.04)	$(0.04)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023

Net income	$2,801,083
Accretion of temporary equity to redemption value	(3,767,513)
Net loss including accretion of temporary equity to redemption value	$(966,430)

	For the Three Months Ended March 31, 2023
	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(773,144)	$(193,286)
Allocation of accretion of temporary equity to Class A Ordinary shares	3,767,513	—
Allocation of net income (loss)	$2,994,369	$(193,286)
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks. The concentration of cash in our Trust Account as of March 31, 2024 exposes the Company to increased credit risk with such banks.

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

General and Administrative Services

Commencing on the date the Units were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024 and 2023, the Company recorded $30,000 respectively in fees pursuant to the agreement, which are recorded in the statements of operations. As of March 31, 2024 and December 31, 2023, $300,000 and $270,000, respectively, was due to the Sponsor which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Extension Notes

On October 10, 2023, the Company issued a promissory note (the “First Extension Note”) to the Sponsor or its registered assigns or successors in interest (the “Payee”), pursuant to which the Payee agreed that the Payee or one or more of its affiliates or designees will deposit into the Company’s trust account established in connection with its initial public offering an amount equal to the lesser of (i) $0.025 per Class A ordinary share of the Company multiplied by the number of Class A ordinary shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024 (the “Extended Date”). The maximum aggregate amount of deposits shall be $400,000. The extension note is non-interest bearing and payable promptly on the date on which the Company consummates the Business Combination. As of March 31, 2024, a total of $400,000 was deposited into the Trust Account pursuant to this agreement.

On February 6, 2024, the Company issued a promissory note (the “Second Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $80,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The maximum aggregate amount of deposits shall be $320,000. The Second Extension Note is non-interest bearing and payable promptly on the date on which the Company consummates the Business Combination. As of March 31, 2024, a total of $160,000 was deposited into the Trust Account pursuant to this agreement.

As of March 31, 2024 and December 31, 2023, there was a total of $560,000 and $300,000 outstanding on the extension notes, respectively.

Notes Payable – Related Parties

On October 30, 2023, the Company issued a promissory note to the Sponsor, as amended by the First Amendment to Promissory note dated March 1, 2024, pursuant to which the Company may borrow an aggregate of $300,000 from the Sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination (the “OPEX Note”). If the Company has not consummated an initial business combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. Interest on the notes shall accrue on the principal of each drawdown under the note outstanding from time to time at a rate per annum equal to Term SOFR for the interest period therefor plus 3%. As of December 31, 2023, there was $300,000 outstanding pursuant to this note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Variable Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Variable Rate Promissory Note subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Variable Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of March 31, 2024 there was $100,000 outstanding under the 2024 Variable Rate Promissory Note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Fixed Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Fixed Rate Promissory Note subject to a fixed interest rate equal to twelve percent (12%) per annum and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Fixed Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of March 31, 2024, there was $100,000 outstanding under the 2024 Fixed Rate Promissory Note.

As of March 31, 2024 and December 31, 2023, there was $32,023 and $24,969 of interest on the above notes outstanding, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 6 - SHAREHOLDER’S EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 13,070,291 and 17,010,705 shares of the Class A ordinary shares issued and outstanding, including 6,257,791 and 10,198,205 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 1,812,500 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

NOTE 8 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023

Liabilities:
Derivative warrant liabilities – Private Placement Warrants	2	$498,400	$445,000
Derivative warrant liabilities – Public Warrants	1	$966,000	$862,500
		$1,464,400	$1,307,500

The Warrants are measured at fair value on a recurring basis.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2023	$445,000	$862,500	$1,307,500
Change in fair value	53,400	103,500	156,900
Fair value at March 31, 2024	$498,400	$966,000	$1,464,400

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$801,000	$1,552,500	$2,353,500
Change in fair value	267,000	517,500	784,500
Fair value at March 31, 2023	$1,068,000	$2,070,000	$3,138,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $159,158 in cash and a working capital deficit of $1,443,573. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “2021 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The 2021 Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there was no amount outstanding under the 2021 Promissory Note.

On October 30, 2023, the Company issued a promissory note to the Sponsor (the “2023 Promissory Note”), as amended by the First Amendment to Promissory note dated March 1, 2024, pursuant to which the Company may borrow up to an aggregate of $300,000. The 2023 Promissory Note subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2023 Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of March 31, 2024 and December 31, 2023, there was $300,000 outstanding under the 2023 Promissory Note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Variable Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Variable Rate Promissory Note subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Variable Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of March 31, 2024 there was $100,000 outstanding under the 2024 Variable Rate Promissory Note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Fixed Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Fixed Rate Promissory Note subject to a fixed interest rate equal to twelve percent (12%) per annum and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Fixed Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of March 31, 2024, there was $100,000 outstanding under the 2024 Fixed Rate Promissory Note.

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

At March 31, 2024 and December 31, 2023, we had approximately $67.8 million and $108.9 million in the Trust Account. The amount is the Trust Account is intended to be applied generally toward consummating a Business Combination.

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

On October 10, 2023, the Company issued a promissory note (the “First Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed that the Sponsor or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.025 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024. The First Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination.  As of March 31, 2024, there was $400,000 outstanding under the First Extension Note.

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

On February 6, 2024, the Company issued a promissory note (the “Second Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per public share of the Company multiplied by the number of public shares of the Company then outstanding and (ii) $80,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The Second Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination. As of March 31, 2024, there was $160,000 outstanding under the Second Extension Note.

As of March 31, 2024 and December 31, 2023, there was a total of $560,000 and $300,000 outstanding on the First and Second Extension notes, respectively.

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

Results of Operations

Our entire activity from inception up to March 31, 2024, was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2024, we had net income of $547,537, which consisted of the related party administrative fee of $30,000, general and administrative expenses of $185,551, interest expense of $7,054 and a loss of $156,900 for the change in derivative liabilities offset by interest earned on the Trust Account of $927,042.

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

Recent Developments

On May 16, 2024, the Company filed a definitive proxy statement to invite the shareholders of the Company to attend an Extraordinary General Meeting of the Company that is being held to consider and vote upon a special resolution to amend the Company’s Amended and Restated Memorandum and Articles of Association, as amended by special resolutions adopted on October 6, 2023 and February 2, 2024, to extend the date by which the Company must consummate a business combination from June 8, 2024 (the date which is 32 months from the closing date of the Company’s initial public offering) to December 8, 2024 (the date which is 38 months from the closing date of the Company’s initial public offering).

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that material weaknesses existed and the Company’s disclosure controls and procedures were not effective due to the material weaknesses that are disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 which continue to exist as of March 31, 2024..

 The material weaknesses include: (1) the Company did not design and maintain effective internal controls over the valuation of the public warrants and private placement warrants, and (2) presentation of the statements of cash flows.

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

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K filed with the SEC on April 16, 2024 (“Form 10-K”). Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

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

ENPHYS ACQUISITION CORP.

Date: May 17, 2024	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer