Form 10-Q
period 2024-06-30
Enphys Acquisition Corp.
filed 2024-08-16
CIK 1850502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and a fraction of one redeemable warrant	OTC Pink: NFSUF	N/A
Class A ordinary shares, par value $0.0001 per share	OTC Pink: NFSCF	N/A
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	OTC Pink: NFSWF	N/A

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

As of August 16, 2024, there were 10,341,193 Class A ordinary shares, par value $0.0001 per share (made up of 3,528,693 redeemable Class A ordinary shares and 6,812,500 non-redeemable Class A ordinary shares) and 1,812,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Enphys Acquisition Corp.
Quarterly Report on Form 10-Q

Item 1.	Financial Statements

ENPHYS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$30,414	$112,495
Prepaid expenses	106,179	43,399
Total Current Assets	136,593	155,894

Cash held in Trust Account	38,785,075	108,901,049
Total Assets	$38,921,668	$109,056,943

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,043	$11,043
Accrued expenses	663,833	500,820
Accrued offering costs	4,999	4,999
Sponsor extension note	770,000	300,000
Advance from Sponsor	20,000	—
Notes payable – related parties	500,000	300,000
Total Current Liabilities	1,969,875	1,116,862

Derivative warrant liabilities	915,250	1,307,500
Deferred underwriting fees	12,075,000	12,075,000
Total Liabilities	14,960,125	14,499,362

COMMITMENTS AND CONTINGENCIES

Redeemable Class A Ordinary Shares subject to Possible Redemption:
Class A ordinary shares, $0.0001 par value, 3,528,693 and 10,198,205 shares issued and outstanding subject to possible redemption at June 30, 2024 and December 31, 2023, respectively.	38,785,075	108,901,049

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized, 6,812,500 shares issued and outstanding (excluding 3,528,693 and 10,198,205 subject to possible redemption) at June 30, 2024 and December 31, 2023.	681	681
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized, 1,812,500 shares issued and outstanding at June 30, 2024 and December 31, 2023.	182	182
Additional paid-in capital	—	—
Accumulated deficit	(14,824,395)	(14,344,331)
Total Shareholders’ Deficit	(14,823,532)	(14,343,468)
Total Liabilities, Redeemable Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$38,921,668	109,056,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
EXPENSES
Administration fee - related party	$30,000	$30,000	$60,000	$60,000
Interest expense – related party notes	10,414	—	17,468	—
General and administrative expenses	139,295	151,497	324,846	303,427
TOTAL EXPENSES	179,709	181,497	402,314	363,427

OTHER INCOME (EXPENSE)
Income earned on cash and marketable securities held in Trust Account	664,154	4,138,987	1,591,196	7,906,500
Change in fair value of derivative warrant liabilities	549,150	1,827,885	392,250	1,043,385
TOTAL OTHER INCOME, NET	1,213,304	5,966,872	1,983,446	8,949,885

Net income (loss)	$1,033,595	$5,785,375	$1,581,132	$8,586,458

Weighted average number of Class A ordinary shares subject to redemption outstanding, basic and diluted	5,508,039	34,500,000	6,597,386	34,500,000
Basic and diluted net income per Class A ordinary share subject to redemption	$0.17	$0.16	$0.28	$0.24

Weighted average number of non-redeemable Class A ordinary shares outstanding, basic and diluted	6,812,500	—	6,812,500	—
Basic and diluted net income (loss) per non-redeemable Class A ordinary share	$0.01	$—	$(0.03)	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted	1,812,500	8,625,000	1,812,500	8,625,000
Basic and diluted net income (loss) per Class B ordinary share	$0.01	$0.04	$(0.03)	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

For the three and six months ended June 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	6,812,500	$681	1,812,500	$182	$—	$(14,344,331)	$(14,343,468)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,187,042)	(1,187,042)

Net income	—	—	—	—	—	547,537	547,537

Balance, March 31, 2024	6,812,500	$681	1,812,500	$182	$—	$(14,983,836)	$(14,982,973)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(874,154)	(874,154)

Net income	—	—	—	—	—	1,033,595	1,033,595

Balance, June 30, 2024	6,812,500	$681	1,812,500	$182	$—	$(14,824,395)	$(14,823,532)

For the three and six months ended June 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	—	$—	8,625,000	$863	$—	$(14,210,020)	$(14,209,157)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(3,767,513)	(3,767,513)

Net income	—	—	—	—	—	2,801,083	2,801,083

Balance, March 31, 2023	—	$—	8,625,000	$863	$—	$(15,176,450)	$(15,175,587)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(4,138,987)	(4,138,987)

Net income	—	—	—	—	—	5,785,375	5,785,375

Balance, June 30, 2023	—	$—	8,625,000	$863	$—	$(13,530,062)	$(13,529,199)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENPHYS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:
Net income	$1,581,132	$8,586,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on investment held in Trust Account	—	(7,906,500)
Change in fair value of derivative warrant liabilities	(392,250)	(1,043,385)
Changes in operating assets and liabilities:
Prepaid expenses	(62,780)	81,167
Accounts payable and accrued expenses	163,013	17,564
Net Cash Provided By (Used In) Operating Activities	1,289,115	(264,696)

Cash Flows From Investing Activities:
Proceeds from redemption of securities held in Trust Account	—	1,775,224,853
Purchase of securities held in Trust Account	—	(1,417,150,014)
Net Cash Provided by Investing Activities	—	358,074,839

Cash Flows From Financing Activities:
Proceeds from Sponsor extension note	470,000	—
Advance from Sponsor	20,000
Proceeds from related party notes	200,000	—
Redemption of Class A ordinary shares	(72,177,170)	—
Net Cash Used in Financing Activities	(71,487,170)	—

Net change in cash and cash held in Trust Account	(70,198,055)	357,810,143

Cash and cash held in Trust at beginning of period(1)	109,013,544	272,922
Cash and cash held in Trust at end of period(2)	$38,815,489	$358,083,065

Supplemental disclosure of non-cash financing activities:

Accretion of Class A ordinary shares to redemption value	$2,061,196	$3,767,513

(1)	As of December 31, 2023, there was $108,901,049 of cash held in the Trust account. There was no cash held in the Trust Account as of December 31, 2022.
(2)	As of June 30, 2024 and 2023, there was $38,785,075 and $358,074,839 of cash held in the Trust account, respectively.

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the cash raised in the Initial Public Offering and held in the Trust.

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

On June 5, 2024, the Company held an extraordinary general meeting of the shareholder’s (the “Third Extraordinary General Meeting”) to vote on certain proposals as described below. At the Third Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (the “Third Extension Amendment”) to extend the date by which the Company must consummate a business combination from June 8, 2024 to December 8, 2024 (the “Third Extended Date”).

Additionally, the Company’s shareholders elected to redeem 2,729,098 Public Shares of the Company at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of approximately $29.9 million (the “Third Redemption”). As of June 30, 2024, the balance in the Trust Account was approximately $38.8 million.

On July 24, 2024, the Company received correspondence from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE”) indicating that the Staff has determined to commence proceedings to delist the Company’s Public Shares, Units, and Public Warrants from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

Trading in the Company’s Public Shares, Units, and Public Warrants on the NYSE was suspended immediately on July 24, 2024. Effective as of July 25, 2024, the Company’s Public Shares, Units, and Public Warrants began to be quoted and traded in the over-the-counter (“OTC”) market under the ticker symbols “NFSCF,” “NFSUF,” and “NFSWF,” respectively.

Initial Financing and Sponsor

The registration statement for the Company’s Initial Public Offering was declared effective on October 5, 2021. On October 8, 2021, the Company consummated the Initial Public Offering of 30.0 million units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares” and with respect to the redeemable warrants included in the Units, the “Public Warrants”), generating gross proceeds of $300,000,000, which is described in Note 3.

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

If the Company has not completed a Business Combination within 38 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern, Liquidity and Management’s Plan

As of June 30, 2024, the Company had $30,414 in cash and working capital deficit of $1,833,282. As of December 31, 2023, the Company had $112,495 in cash and working capital deficit of $960,968.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 16, 2024. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash held in Trust Account

At June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were in an interest bearing demand deposit account. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. At June 30, 2024 and December 31, 2023, the cash held in the Trust Account totaled $38,785,075 and $108,901,049, respectively.

Class A Ordinary Shares subject to Possible Redemption

The Company’s Class A ordinary shares subject to possible redemption contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional capital, in accumulated deficit, in the statements of changes in shareholders’ deficit.

At June 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the balance sheets is reconciled in the following table:

	Number of Shares	Amount
Balance, December 31, 2022	34,500,000	$350,168,339
Redemption of 24,301,795 Class A ordinary shares	(24,301,795)	(255,934,080)
Remeasurement adjustment of carrying value to redemption value	-	14,666,790
Balance, December 31, 2023	10,198,205	$108,901,049
Redemption of 6,669,512 Class A ordinary shares	(6,669,512)	(72,177,170)
Remeasurement adjustment of carrying value to redemption value	-	2,061,196
Balance, June 30, 2024	3,528,693	$38,785,075

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2024:

For the Three Months Ended June 30, 2024
Net income	$1,033,595
Accretion of temporary equity to redemption value	(874,154)
Net income including accretion of temporary equity to redemption value	$159,441

	For the Three Months Ended June 30, 2024
	Class A Redeemable	Class A Non-Redeemable	Class B Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$62,139	$76,855	$20,447
Allocation of accretion of temporary equity to Class A Ordinary shares	874,154	—	—
Allocation of net income	$936,293	$76,855	$20,447
Denominator:
Weighted-average shares outstanding	5,508,039	6,812,500	1,812,500
Basic and diluted net income per ordinary share	$0.17	$0.01	$0.01

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024
Net income	$1,581,132
Accretion of temporary equity to redemption value	(2,061,196)
Net loss including accretion of temporary equity to redemption value	$(480,064)

	For the Six Months Ended June 30, 2024
	Class A Redeemable	Class A Non-Redeemable	Class B Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(208,060)	$(214,844)	$(57,160)
Allocation of accretion of temporary equity to Class A Ordinary shares	2,061,196	—	—
Allocation of net income (loss)	$1,853,136	$(214,844)	$(57,160)
Denominator:
Weighted-average shares outstanding	6,597,386	6,812,500	1,812,500
Basic and diluted net income (loss) per ordinary share	$0.28	$(0.03)	$(0.03)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2023:

For the Three Months Ended June 30, 2023
Net income	$5,785,375
Accretion of temporary equity to redemption value	(4,138,987)
Net income including accretion of temporary equity to redemption value	$1,646,388

	For the Three Months Ended
	June 30, 2023
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$1,317,110	$329,278
Allocation of accretion of temporary equity to Class A Ordinary shares	4,138,987	—
Allocation of net income	$5,456,097	$329,278
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.16	$0.04

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023
Net income	$8,586,458
Accretion of temporary equity to redemption value	(7,906,500)
Net loss including accretion of temporary equity to redemption value	$679,958

	For the Six Months Ended
	June 30, 2023
	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$543,966	$135,992
Allocation of accretion of temporary equity to Class A Ordinary shares	7,906,500	—
Allocation of net income	$8,450,466	$135,992
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.24	$0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on this account. The Company places its cash with major banks and monitors the credit ratings of such banks. The concentration of cash in our Trust Account as of June 30, 2024 exposes the Company to increased credit risk with such banks.

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

General and Administrative Services

Commencing on the date the Units were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2024 and 2023, the Company recorded $30,000 respectively in fees pursuant to the agreement, which are recorded in the statements of operations. During the six months ended June 30, 2024 and 2023, the Company recorded $60,000 respectively in fees pursuant to the agreement, which are recorded in the statements of operations. As of June 30, 2024 and December 31, 2023, $330,000 and $270,000, respectively, was due to the Sponsor which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Extension Notes

On October 10, 2023, the Company issued a promissory note (the “First Extension Note”) to the Sponsor or its registered assigns or successors in interest (the “Payee”), pursuant to which the Payee agreed that the Payee or one or more of its affiliates or designees will deposit into the Company’s trust account established in connection with its initial public offering an amount equal to the lesser of (i) $0.025 per Class A ordinary share of the Company multiplied by the number of Class A ordinary shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024 (the “Extended Date”). The maximum aggregate amount of deposits shall be $400,000. The extension note is non-interest bearing and payable promptly on the date on which the Company consummates the Business Combination. As of June 30, 2024, a total of $400,000 was deposited into the Trust Account pursuant to this agreement.

On February 6, 2024, the Company issued a promissory note (the “Second Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per Public Share of the Company multiplied by the number of Public Shares of the Company then outstanding and (ii) $80,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The maximum aggregate amount of deposits shall be $320,000. The Second Extension Note is non-interest bearing and payable promptly on the date on which the Company consummates the Business Combination. As of June 30, 2024, a total of $320,000 was deposited into the Trust Account pursuant to this agreement.

On June 5, 2024, the Company issued a promissory note (the “Third Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per Public Share of the Company multiplied by the number of Public Shares of the Company then outstanding and (ii) $50,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) December 8, 2024. The maximum aggregate amount of deposits shall be $300,000. The Third Extension Note is non-interest bearing and payable promptly on the date on which the Company consummates the Business Combination. As of June 30, 2024, a total of $50,000 was deposited into the Trust Account pursuant to this agreement.

As of June 30, 2024 and December 31, 2023, there was a total of $770,000 and $300,000 outstanding on the extension notes, respectively.

Notes Payable – Related Parties

On October 30, 2023, the Company issued a promissory note to the Sponsor, as amended by the First Amendment to Promissory note dated March 1, 2024, pursuant to which the Company may borrow an aggregate of $300,000 from the Sponsor in order to fund costs and expenses related to the Company’s daily operations and due diligence in connection with a potential business combination and which the Company shall repay on the date on which the Company consummates an initial business combination (the “OPEX Note”). If the Company has not consummated an initial business combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. Interest on the notes shall accrue on the principal of each drawdown under the note outstanding from time to time at a rate per annum equal to Term SOFR for the interest period therefor plus 3%. As of June 30, 2024, there was $300,000 outstanding pursuant to this note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Variable Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Variable Rate Promissory Note is subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Variable Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of June 30, 2024 there was $100,000 outstanding under the 2024 Variable Rate Promissory Note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Fixed Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Fixed Rate Promissory Note is subject to a fixed interest rate equal to twelve percent (12%) per annum and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Fixed Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of June 30, 2024, there was $100,000 outstanding under the 2024 Fixed Rate Promissory Note.

On June 5, 2024, the Company issued a promissory note to Enphys Management Company LLC, (the “2024 OPEX Note”), pursuant to which the Company may borrow an aggregate of $300,000. The 2024 OPEX Note is subject to a fixed interest rate equal to twelve percent (12%) per annum and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then Enphys Management Company LLC shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 OPEX Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of June 30, 2024, there was $0 outstanding under the 2024 OPEX Note.

As of June 30, 2024 and December 31, 2023, there was $42,436 and $24,969 of interest on the above notes outstanding, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 6 - SHAREHOLDER’S EQUITY

Preferred Shares  -  The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares -   The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 10,341,193 and 17,010,705 shares of the Class A ordinary shares issued and outstanding, including 3,528,693 and 10,198,205 Class A ordinary shares subject to possible conversion that are classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares  -  The Company is authorized to issue 30,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 1,812,500 shares of Class B ordinary shares issued and outstanding. Upon close of the Initial Public Offering, the Class B ordinary shares were allocated as follows: 6,494,800 by Sponsor, 80,000 by independent directors and 2,050,200 by anchor investors.

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

NOTE 8 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023

Liabilities:
Derivative warrant liabilities – Private Placement Warrants	2	$311,500	$445,000
Derivative warrant liabilities – Public Warrants	1	$603,750	$862,500
		$915,250	$1,307,500

The Warrants are measured at fair value on a recurring basis.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2023	$445,000	$862,500	$1,307,500
Change in fair value	(133,500)	(258,750)	(392,250)
Fair value at June 30, 2024	$311,500	$603,750	$915,250

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$801,000	$1,552,500	$2,353,500
Change in fair value	(355,110)	(688,275)	(1,043,385)
Fair value at June 30, 2023	$445,890	$864,225	$1,310,115

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 5, 2024, at its Third Extraordinary General Meeting, the Company’s shareholders approved the Third Extension Amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from June 8, 2024 to December 8, 2024.

If we have not completed a Business Combination by December 8, 2024, (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $30,414 in cash and a working capital deficit of $1,833,282. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 4, 2021, the Company issued an unsecured promissory note to the Sponsor (the “2021 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The 2021 Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. As of June 30, 2024 and December 31, 2023, there was no amount outstanding under the 2021 Promissory Note.

On October 30, 2023, the Company issued a promissory note to the Sponsor (the “2023 Promissory Note”), as amended by the First Amendment to Promissory note dated March 1, 2024, pursuant to which the Company may borrow up to an aggregate of $300,000. The 2023 Promissory Note is subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2023 Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of June 30, 2024 and December 31, 2023, there was $300,000 outstanding under the 2023 Promissory Note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Variable Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Variable Rate Promissory Note is subject to a variable interest rate equal to Term SOFR for the interest period therefor plus 300 basis points (3%) and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Variable Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of June 30, 2024 there was $100,000 outstanding under the 2024 Variable Rate Promissory Note.

On March 1, 2024, the Company issued a promissory note to the Sponsor (the “2024 Fixed Rate Promissory Note”), pursuant to which the Company may borrow up to an aggregate of $100,000. The 2024 Fixed Rate Promissory Note is subject to a fixed interest rate equal to twelve percent (12%) per annum and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then the Sponsor shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 Fixed Rate Promissory Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of June 30, 2024, there was $100,000 outstanding under the 2024 Fixed Rate Promissory Note.

On June 5, 2024, the Company issued a promissory note to Enphys Management Company LLC, (the “2024 OPEX Note”), pursuant to which the Company may borrow an aggregate of $300,000. The 2024 OPEX Note is subject to a fixed interest rate equal to twelve percent (12%) per annum and payable on the date on which the Company consummates the Business Combination.  If the Company has not consummated a Business Combination on or prior to December 31, 2024, then Enphys Management Company LLC shall have no recourse against the Company and all outstanding amounts of principal and accrued and unpaid interest payable under the 2024 OPEX Note shall immediately terminate and all related indebtedness shall be deemed cancelled. As of June 30, 2024, there was $0 outstanding under the 2024 OPEX Note.

Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on October 5, 2021. On October 8, 2021, we consummated the Initial Public Offering of 34.5 million units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares” and with respect to the redeemable warrants included in the Units, the “Public Warrants”), including 4.5 million additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345 million, and incurring offering costs of $19,707,238 (including deferred underwriting fees of $12,075,000).

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

At June 30, 2024 and December 31, 2023, we had approximately $38.8 million and $108.9 million in the Trust Account. The amount is the Trust Account is intended to be applied generally toward consummating a Business Combination.

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

On October 10, 2023, the Company issued a promissory note (the “First Extension Note”) to the Sponsor, pursuant to which the Sponsor agreed that the Sponsor or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.025 per Public Share of the Company multiplied by the number of Public Shares of the Company then outstanding and (ii) $100,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) February 8, 2024. The First Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination.  As of June 30, 2024, there was $400,000 outstanding under the First Extension Note.

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

On February 6, 2024, the Company issued a promissory note (the “Second Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per Public Share of the Company multiplied by the number of Public Shares of the Company then outstanding and (ii) $80,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) June 8, 2024. The Second Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination. As of June 30, 2024, there was $320,000 outstanding under the Second Extension Note.

In connection with the shareholders’ vote at the Third Extraordinary General Meeting on June 5, 2024, the holders of 2,729,098 Public Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of approximately $29.9 million. After the satisfaction of the Third Redemption, the balance in the trust account was approximately $38.6 million.

On June 5, 2024, the Company issued a promissory note (the “Third Extension Note”) to Enphys Management Company LLC, pursuant to which Enphys Management Company LLC agreed that it or one or more of its affiliates or designees will deposit into the Company’s Trust Account an amount equal to the lesser of (i) $0.02 per Public Share of the Company multiplied by the number of Public Shares of the Company then outstanding and (ii) $50,000, for each calendar month (each, a “Deposit”) until the earlier of (i) the Company’s completion of a business combination and (ii) December 8, 2024. The maximum aggregate amount of deposits shall be $300,000. The Third Extension Note is non-interest bearing and payable on the date on which the Company consummates the Business Combination. As of June 30, 2024, a total of $50,000 was deposited into the Trust Account pursuant to this agreement.

As of June 30, 2024 and December 31, 2023, there was a total of $770,000 and $300,000 outstanding on the First and Second Extension notes, respectively.

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

Results of Operations

Our entire activity from inception up to June 30, 2024, was in preparation for our formation, the preparation of our Initial Public Offering and the search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2024, we had net income of $1,033,595 which consisted of the related party administrative fee of $30,000, general and administrative expenses of $139,295 and interest expense of $10,414 offset by interest earned on the Trust Account of $664,154 and a gain of $549,150 for the change in derivative warrant liabilities.

For the three months ended June 30, 2023, we had net income of $5,785,375, which consisted of the related party administrative fee of $30,000 and general and administrative expenses of $151,497 offset by the income earned on the investments in the Trust Account of $4,138,987 and a gain of $1,827,885 for the net change in derivative warrant liabilities.

For the six months ended June 30, 2024, we had net income of $1,581,132 which consisted of the related party administrative fee of $60,000, general and administrative expenses of $324,846 and interest expense of $17,468 offset by interest earned on the Trust Account of $1,591,196 and a gain of $392,250 for the change in derivative warrant liabilities.

For the six months ended June 30, 2023, we had net income of $8,586,458, which consisted of the related party administrative fee of $60,000 and general and administrative expenses of $303,427 offset by the income earned on the investments in the Trust Account of $7,906,500 and a gain of $1,043,385 for the net change in derivative warrant liabilities.

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

Recent Developments

On July 24, 2024, the Company received correspondence from the staff of NYSE Regulation (the “Staff”) of the New York Stock Exchange (“NYSE”) indicating that the Staff has determined to commence proceedings to delist the Company’s Public Shares, Units, and Public Warrants from the NYSE pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

Trading in the Company’s Public Shares, Units, and Public Warrants on the NYSE was suspended immediately on July 24, 2024. Effective as of July 25, 2024, the Company’s Public Shares, Units, and Public Warrants began to be quoted and traded in the over-the-counter (“OTC”) market under the ticker symbols “NFSCF,” “NFSUF,” and “NFSWF,” respectively.

On August 7, 2024, the Company submitted a written appeal request for a review of the Staff’s decision by a Committee of the Board of Directors of the NYSE (the “NYSE Committee”). Pursuant to Section 804.00 of the NYSE Listed Company Manual, the review by the NYSE Committee will generally be scheduled for a date that is at least 25 business days from the date of the request for review. The delisting of the Company’s securities will be stayed pending the conclusion of the review process, while the trading suspension that was implemented on July 24, 2024, will remain in effect.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that material weaknesses existed and the Company’s disclosure controls and procedures were not effective due to the material weaknesses that are disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 which continue to exist as of June 30, 2024.

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

The following new risk factor is added:

On July 24, 2024, the NYSE suspended trading of our securities on the NYSE and commenced proceedings to delist our securities from trading on its exchange, this could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On July 24, 2024, we received correspondence from the staff of the NYSE indicating that the staff had determined to commence proceedings to delist our securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000. Trading of our securities on the NYSE was suspended immediately. Effective as of July 25, 2024, our Public Shares, Units, and Public Warrants may be quoted and traded in the over-the-counter (OTC Pink) market under the ticker symbols “NFSCF,” “NFSUF,” and “NFSWF,” respectively.

On August 7, 2024, the Company submitted a written appeal request for a review of the Staff’s decision by a Committee of the Board of Directors of the NYSE (the “NYSE Committee”). Pursuant to Section 804.00 of the NYSE Listed Company Manual, the review by the NYSE Committee will generally be scheduled for a date that is at least 25 business days from the date of the request for review. The delisting of the Company’s securities will be stayed pending the conclusion of the review process, while the trading suspension that was implemented on July 24, 2024, will remain in effect.

If the Company’s securities are delisted, the Company intends to seek a listing of its securities on the NYSE prior to or in connection with the consummation of any business combination the Company may seek to consummate. However, we cannot assure our stockholders that our securities will be listed on NYSE or other stock exchange in the future or prior to our initial business combination. In order to list our securities on a stock exchange prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In addition, we must maintain a minimum number of holders of our securities. If we are able to list our securities on an exchange prior to an initial business combination, in connection with our initial business combination, we will be required to demonstrate compliance with such applicable stock exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities on the exchange. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time. A reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by public investors.

Our securities are currently quoted on the over-the-counter market. As a result, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are no longer listed on the NYSE, our securities are no longer deemed to be covered securities. Federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, the states can regulate or bar the sale of securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Since our securities are no longer listed on the NYSE, our securities are not covered securities and we are subject to regulation in each state in which we offer our securities, including in connection with our initial business combination if our securities are not listed on an exchange prior to an initial business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024).

10.1
Third Extension Note, dated as of June 5, 2024 and issued to Enphys Management Company LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024).

10.2
Operating Expense Promissory Note, dated as of June 5, 2024 and issued to Enphys Management Company LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 11, 2024).

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

ENPHYS ACQUISITION CORP.

Date: August 16, 2024	By:	/s/ Pär Lindström
Name: Pär Lindström
Title: Chief Financial Officer